Form 10-Q
period 1996-03-31
COMMUNICATIONS & ENTERTAINMENT CORP
filed 1996-05-15
CIK 863061

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _______ to _______

                    Commission File No. 0-18954

                    COMMUNICATIONS AND ENTERTAINMENT CORP.
- ------------------------------------------------------------------------------
          (Exact name of registrant as specified in charter)

         Nevada                                    95-4269048
- ------------------------                   -------------------------
(State or other juris-                       (I.R.S. Employer
diction of incorporation                     Identification No.)
or organization)

        1900 Avenue Of The Stars, Suite 615, Los Angeles, CA  90067
- ------------------------------------------------------------------------------
        (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone No., including area code (310) 556-3656


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirement for at least the past 90 days.  Yes   x      No
                                               -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share --
2,284,189 outstanding shares as of May 10, 1996.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                                      INDEX


                                                          Page
                                                          ----

Part I - Financial Information

Consolidated Statements of Financial Condition              1
 as of March 31, 1996 and June 30, 1995

Consolidated Statements of Operations                       2
 for the Nine and Three Month Periods Ended
 March 31, 1996 and 1995

Consolidated Statements of Cash Flows                       3
 for the Nine Month Periods Ended
 March 31, 1996 and 1995

Notes to Consolidated Financial Statements                  5

Management's Discussion and Analysis of                     8
 Financial Condition and Results of Operations

Part II - Other Information                                 11

Signatures                                                  13

                             COMMUNICATIONS AND ENTERTAINMENT CORP.
                         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              March 31,
                                                                1996         June 30, 1995
                                                             ------------    -------------
               ASSETS:
                 Cash and equivalents                           $878,340          $43,491
                 Funds held in joint venture accounts            --             3,836,732
                 Accounts receivable, net                        764,008          524,510
                 Film costs, net                               1,049,523       10,655,863
                 Other assets                                     34,459           17,702
                                                             ------------    -------------
                                                              $2,726,330      $15,078,298
                                                             ------------    -------------
                                                             ------------    -------------

               LIABILITIES AND SHAREHOLDERS' EQUITY:
                 LIABILITIES:
                   Accounts payable and accrued expenses      $1,077,344       $1,280,455
                   Due to producers and participants           3,560,102       11,119,560
                   Deferred revenues                             --               520,000
                   Notes and loans payable                       491,500          179,000
                                                             ------------    -------------
                     Total liabilities                         5,128,946       13,099,015
                                                             ------------    -------------
                 SHAREHOLDERS' EQUITY:
                   Preferred stock, par value $.10;
                     Authorized - 10,000,000 shares
                     Issued - none
                   Class A Stock, par value $.01:
                     Authorized - 10,000,000 shares
                     Issued - none
                   Common stock, par value $.01;
                     Authorized - 6,666,666 and
                        40,000,000 shares
                     Issued -2,284,189 and 13,693,218
                       shares                                     22,842          136,932
                   Capital in excess of par value             25,682,817       25,568,727
                   Accumulated deficit                       (28,108,275)     (23,726,376)
                                                             ------------    -------------
                   Total shareholders' equity                 (2,402,616)       1,979,283
                                                             ------------    -------------
                                                              $2,726,330      $15,078,298
                                                             ------------    -------------
                                                             ------------    -------------

        The accompanying notes are an integral part of these statements.

                         COMMUNICATIONS AND ENTERTAINMENT CORP.
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Nine Months         For the Three Months
                                     Ended March 31,             Ended March 31,
                               --------------------------  --------------------------
                                  1996          1995          1996          1995
                               ------------  ------------  ------------  ------------
REVENUES:                         $744,374      $648,580      $636,352       $41,418
                               ------------  ------------  ------------  ------------
EXPENSES:
  Costs related to revenues        795,618     1,901,007       636,423       331,099
  Loss on sale of joint
    venture interests            3,262,478        --           186,415         --
  Selling, general and
    administrative expenses      1,009,795     3,235,489       280,107     1,244,603
                               ------------  ------------  ------------  ------------
                                 5,067,891     5,136,496     1,102,945     1,575,702
                               ------------  ------------  ------------  ------------
  Operating loss                (4,323,517)   (4,487,916)     (466,593)   (1,534,284)

OTHER INCOME (EXPENSES):
  Interest income                    1,212        74,304           157        11,487
  Interest expense                 (59,594)      (12,835)      (24,674)       (2,685)
                               ------------  ------------  ------------  ------------
  Loss from continuing
      operations                (4,381,899)   (4,426,447)     (491,110)   (1,525,482)
  Loss from discontinued
      operations                   --            (64,605)      --            --
                               ------------  ------------  ------------  ------------
  Net loss                     ($4,381,899)  ($4,491,052)    ($491,110)  ($1,525,482)
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------
  Net loss per share *              ($1.92)       ($1.91)       ($0.22)       ($0.65)
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------
Weighted average common
  shares outstanding*            2,282,294     2,348,037     2,282,484     2,348,037
                               ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------

      * Weighted average shares outstanding and loss per share for all periods presented have been adjusted to reflect the effect of a one-for-six reverse stock split on March 18, 1996.

       The accompanying notes are an integral part of these statements.

                               COMMUNICATIONS AND ENTERTAINMENT CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Nine Months
                                                                      Ended March 31,
                                                               ----------------------------
                                                                   1996           1995
                                                               -------------  -------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss from continuing operations                ($4,381,899)   ($4,426,447)
             Adjustments to reconcile net income
              to net cash provided by (used in)
              operating activities:
                Amortization of film costs                        3,815,641      1,463,611
                Other depreciation and amortization                  28,439        187,219
                Equity in loss of subsidiary held for sale          --              64,605
                Issuance of shares of subsidiary
                  in payment of legal fees                          --             155,905
              Decrease (increase) in assets:
                Funds held in joint venture accounts              3,836,732       (377,469)
                Accounts receivable, net                           (239,498)     9,001,350
                Film costs                                        5,790,699            712
                Other                                                 2,616        159,299
              Increase (decrease) in liabilities:
                Accounts payable and accrued expenses              (203,111)      (269,647)
                Due to producers and participants                (7,559,458)    (5,819,409)
                Deferred revenues                                  (520,000)      (459,291)
                                                               -------------  -------------
             Net cash provided by (used in)
                continuing operations                               570,161       (319,562)
                                                               -------------  -------------
             Net loss from discontinued operations                  --             (64,605)
                                                               -------------  -------------
             Net provided by (used in) operations                   570,161       (384,167)
                                                               -------------  -------------
           CASH FLOWS FROM INVESTING ACTIVITIES:
             Loans relating to lending activities                   --             393,588
             Acquisition of fixed assets                             (5,312)       (10,633)
             Investment in Global Intellicom, Inc.                  --          (1,049,002)
                                                               -------------  -------------
             Net cash used in investing
                activities                                           (5,312)      (666,047)
                                                               -------------  -------------
           CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from the sale of
              Senior Notes                                          270,000        --
                                                               -------------  -------------
             Net cash provided by
                financing activities                                270,000        --
                                                               -------------  -------------
           Net increase (decrease) in cash and equivalents          834,849     (1,050,214)
           Cash and equivalents at beginning of period               43,491      1,446,069
                                                               -------------  -------------
           Cash and equivalents at end of period                   $878,340       $395,855
                                                               -------------  -------------
                                                               -------------  -------------

           The accompanying notes are an integral part of these statements.

                                   COMMUNICATIONS AND ENTERTAINMENT CORP.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Nine Months
                                                                             Ended March 31,
                                                                          ----------------------
                                                                             1996        1995
                                                                          ----------  ----------
                  Supplemental Disclosures of Cash Flow Information:

                     Cash paid during the period for-
                        Interest                                           $10,778      $12,835
                                                                          ----------  ----------
                                                                          ----------  ----------

                        Income taxes                                        --           $3,200
                                                                          ----------  ----------
                                                                          ----------  ----------

                  Non Cash Investing and Financing Activities:

                     Dividend of shares of Global Intellicom, Inc.                    ($507,114)
                                                                                      ----------
                                                                                      ----------

                     Receipt of film assets in settlement of loans
                        receivable from ATC II, Inc.                                   $393,588
                                                                                      ----------
                                                                                      ----------


               The accompanying notes are an integral part of these statements.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                   Notes to Consolidated Financial Statements
                                 MARCH 31, 1996


1.   - BASIS OF FINANCIAL STATEMENT PREPARATION:
          The Consolidated Financial Statements for Communications and Entertainment Corp. and subsidiaries (collectively, the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 1996, (b) the results of operations for the nine and three month periods ended March 31, 1996 and 1995 and (c) cash flows for the nine month periods ended March 31, 1996 and 1995.

2.   - SALE OF JOINT VENTURE ASSETS:
          As of January 2, 1996, the Company entered into an agreement (the "Agreement") with Regency International Pictures, B.V, its joint venture partner, to sell its interest in the related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures, entitled "Q & A," "Switch," "Guilty By Suspicion" and "This Boy's Life." Pursuant to the Agreement, the Company received $1,000,000 on January 23, 1996 and $500,000 on February 14, 1996, in exchange for all of its interest in the net assets and obligations of the joint ventures. In addition, the Company retained a contingent interest in certain receivables, not to exceed $212,500, and a contingent interest in future revenues from the pictures.

          Results of operations reflect write-downs of approximately $3,076,000 and $186,000 for the quarters ended December 31, 1995 and March 31, 1996, respectively, in the carrying value of the Company's interest in the films as a result of the consummation of the transaction.

          Had the transaction been completed as of July 1, 1994, the proforma effect on operations for the fiscal year ended June 30, 1995 would have been a reduction in revenues of approximately $775,000 and an increase in the loss from continuing operations of approximately $48,000. The proforma effect on operations for the nine month period ended March 31, 1996 would have been a decrease in revenues of approximately $61,000 and a decrease in loss from continuing operations of approximately $3,231,000, because of the aforementioned write-downs recorded in the period.

3.   - NOTES AND LOANS PAYABLE:
          In August and October 1995, the Company received net proceeds of $219,250 and $50,750, respectively, from the private placement of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes (the "Notes"). The Notes are repayable with interest on the earlier of (a) the closing of a public offering of the Company's equity securities from which the Company receives gross proceeds of at least $10,000,000 or (b) one year from the issuance date. The Company also granted to the purchasers of the Notes an aggregate of 26,042 warrants (the "Warrants"), 20,833 of which are exercisable at $2.832 per share and 5,208 of which are exercisable at $2.370 per share (after giving effect to the Reverse Stock Split). Each of the Warrants is exercisable at any time beginning one year after the date of issuance and expiring four years after the date of issuance.

4.   -  SHAREHOLDERS' EQUITY:
          On March 6, 1996 the Board of Directors of the Company approved a one-for-six reverse stock split (the "Reverse Stock Split") of the outstanding shares of the Company's Common Stock (the "Common Stock"). The Reverse Stock Split was effective as of March 18, 1996 (the "Record Date"). On the Record Date, each six shares of the Company's then outstanding Common Stock (the "Old Common Stock") were automatically converted into one share of new Common Stock, par value $.01 per share (the "New Common Stock").

          No fractional shares of New Common Stock will be issued. Rather, holders of Old Common Stock who are entitled to receive fractional shares of New Common Stock will be rounded up the to the nearest whole share of New Common Stock.

          The Reverse Stock Split resulted in a net reduction of 11,408,973 in the number of Common Shares outstanding, including 1,995 shares issuable due to the rounding up of fractional shares.

          Except for the number of shares of Common Stock outstanding after the Reverse Stock Split, the Old Common Stock and the New Common Stock are identical.

          For comparative purposes, the number of weighted average common shares outstanding and loss per share reported in the accompanying consolidated statements of operations, and share date included in the notes to consolidated financial statements, have been adjusted the reflect the effect of the Reverse Stock Split for all periods presented.

5.   -  LEGAL PROCEEDINGS:
          In connection with an action brought by the landlord for the premises formerly occupied by the Company's subsidiary, Odyssey Entertainment, Ltd. ("Odyssey"), the parties entered into a settlement agreement under which Odyssey was required to pay the landlord $125,000 by October 1, 1995. The payment was made in February 1996. The settlement did not have a material impact on the Company's financial condition or results of operations.

          In January 1996, and action was filed against the Company in which the plaintiff seeks damages in the amount of $33,849.98 for legal services rendered. The complaint was served on the Company on April 30, 1996; the Company has not yet filed an Answer.

          In March 1996, an action was filed against the Company in which the plaintiff claims that she is due $17,920.49 pursuant to a promissory note previously issue to her. The Company has filed a cross-claim seeking offsets against the amount due and other damages.

          On or about March 25, 1996, a class action complaint was filed against the Company. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc., in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. The Company has not yet been served with the compliant in this action.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NINE AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995

     Revenues for the nine and three month periods ended March 31, 1996 (the "1996 Nine and Three Month Periods") increased to $744,374 and $636,352, respectively, from $648,580 and $41,418 for the respective nine and three month periods ended March 31, 1995 (the "1995 Nine and Three Month Periods"). Revenues for all periods presented reflect the continued licensing of rights in the Company's library of feature films. There were no films which became available for delivery in either of the relevant 1996 or 1995 Periods, partly due to the unavailability of financing to acquire rights to new film projects. Since the change in control and the election of a new Board, the new management has been focused on repairing and restructuring the operations of the Company with significantly reduced personnel and is just now beginning to accelerate its acquisition of new films. The increases in revenues for the current periods resulted from the aggressive marketing of the films at recent international film markets through a joint venture between the Company and Film Bridge International.

     Costs related to revenues increased to $4,058,096 and $822,838 for the 1996 Nine and Three Month Periods, respectively, from $1,901,007 and $331,099 for the comparable 1995 Nine and Three Month Periods. The increases are primarily due to write-downs in the second and third quarters of approximately $3,076,000 and $186,000, respectively, in the carrying value of the Company's joint venture interest in four theatrical motion pictures as a result of the sale of the joint venture interests in January 1996. Costs related to revenues for the 1995 Nine and Three Month Periods exceeded revenues for such periods due to the write-offs of approximately $394,000 of film assets acquired in settlement of loans receivable from ATC II, Inc., $540,000 of uncollectible receivables from foreign sub-distributors, $212,000 of costs relating to film development projects sold or abandoned, and $160,000 of unrecoverable distribution costs associated with the settlement of the litigation with Home Box Office, Inc.

     As of January 2, 1996, the Company entered into an agreement with its joint venture partner to sell its related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures. As a result of the sale, the assets and obligations of the joint ventures, heretofore included in the consolidated financial statements of the Company, were eliminated, including approximately $3,485,000 of funds held in joint venture accounts, net film costs of approximately $6,051,000, payable due to producers and participants of approximately $7,244,000, deferred income of $520,000 and other net obligations of approximately $86,000.

     Selling, general and administrative expenses decreased $2,225,694 (69%) to $1,009,795 for the 1996 Nine Month Period from $3,235,489 for the comparable 1995 Period. For the 1996 Three Month Period such expenses decreased 77% to $280,107 from $1,244,603 for the 1993 Three Month Period. The reductions in expenses is a direct result of new management's efforts to eliminate unnecessary overhead. Expenses for the 1996 Periods reflect significant decreases in personnel and related expenses, rent (due to the closure of the New York office and the relocation of the Los Angeles office) and professional fees.

     The decrease in interest income for the 1996 Periods is due to a reduction in the average available cash balances.

     Interest expense increased to $59,594 and $24,674 for the 1996 Nine and Three Month Periods, respectively, from $12,835 and $2,685 for the comparable 1995 Nine and Three Month Periods. The increased interest resulted from the private placement sale of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes in August and October 1995.

     The Company did not recognize any tax benefits related to its losses from operations for the 1996 and 1995 Periods due to its inability to carry-back such losses to prior years.

     As of March 31, 1996, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $26,200,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 1996, the Company had agreements with sub-distributors of approximately $252,000 that had not been recognized in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company held approximately $878,000 of cash and equivalents.

     In many instances, the Company acquires the rights to motion picture and television productions prior to their completion. As a result, typically there is a substantial delay between the time the Company enters into distribution agreements with producers and sub-distribution agreements with foreign sub-distributors and the time it recognizes revenues and generates cash from each production. New management has implemented plans to acquire rights in film libraries and in completed films, which will involve shorter periods of time for the recognition of revenues and the generation of cash, although the overall revenues that may be generated from library films is generally less than that for new films.

     As of March 31, 1996, the Company had an outstanding commitment of approximately $2.7 million for the acquisition of rights relating to a film project, which obligation is included in the consolidated statement of financial condition. The Company is presently in negotiation with the producer of the film with regard to the amount due to the producer and with regard to the Company's rights to continue distribution of the film.

     In the past, the Company has been dependent on obtaining outside financing to acquire distribution rights to films. New management intends to reduce the Company's reliance on outside financing by placing more emphasis on acquiring distribution rights through arrangements which require lower or no advance payments. The Company presently lacks adequate capitalization to acquire higher-budget foreign theatrical distribution rights and is presently limited to projects where it can guarantee foreign sales revenues instead of advancing the funds to complete the production of films.

     The newly-elected Board of Directors and newly-appointed management have taken initial steps to recapitalize the Company. The first step in recapitalizing the Company began with the completion of bridge loans in August and October 1995 from which the Company received net proceeds of $219,250 and $50,750, respectively. In January 1996, the Company completed the sale of its interests in four joint ventures and received $1,500,000 in cash. The Company is also actively exploring strategic partners for joint ventures, mergers or acquisitions, and has retained the services of Ocean Capital Corp. as its financial advisor in this regard. This strategy will enable the Company to increase its level of participation in the international film and television markets.

     The Company had no material commitments for capital expenditures as of March 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:
               In connection with the action entitled WRC PROPERTIES, INC. V. ODYSSEY ENTERTAINMENT, LTD. AND DOES 1 TO 10, the parties entered into a settlement agreement under which Odyssey was required to pay the plaintiff $125,000 by October 1, 1995. The payment was made in February 1996. The settlement did not have a material impact on the Company's financial condition or results of operations.

          On or about January 23, 1996, an action was filed in the Los Angeles Superior Court entitled, GREENBERG, GLUSKER, FIELDS, CLAMAN & MACHTINGER V. ODYSSEY DISTRIBUTORS LTD., ODYSSEY ENTERTAINMENT LTD. AND COMMUNICATIONS AND ENTERTAINMENT CORPORATION, in which the plaintiff seeks damages in the amount of $33,849.98 for legal services rendered to the Company and its subsidiaries. The complaint was served on the Company on April 30, 1996; the Company has not yet filed an Answer in this action.

          On or about March 12, 1996, an action was filed in Los Angeles Municipal Court entitled JUDY HART V. ODYSSEY DISTRIBUTORS, LTD. The plaintiff is claiming that she is due $17,920.49 pursuant to a promissory note previously issued to her by the Company. The Company has filed a cross-claim against the plaintiff seeking offsets against the amount due and other damages.

          On or about March 25, 1996, a class action complaint was filed in Los Angeles Superior Court entitled DENNIS BLEWITT V. N. NORMAN MULLER, JERRY MINSKY, DORIAN INDUSTRIES, INC. AND COMMUNICATIONS AND ENTERTAINMENT CORPORATION. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc., in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. The Company has not yet been served with the complaint in this action.

ITEM 5.   OTHER INFORMATION
               On May 1, 1996, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that its shares of Common Stock, $.01 par value, were being deleted from Nasdaq's SmallCap Market, effective on May 2, 1996, because the Company did not maintain a combined capital and surplus of $1,000,000, as required by Section 1(c)(3) of Schedule D of the NASD By-Laws. The Company's shares are now traded in the over-the-counter market on the OTC Bulletin Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  10.50     Agreement, dated March 6, 1996, between Communications
                         and Entertainment Corp. and its wholly-owned subsidiary, Odyssey Distributors, Ltd.

               10.51 Severance and Consulting Agreement, dated March 26, 1996, between the Company and Shane O'Neil, and related modifying agreement dated March 28, 1996

               10.52 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald)

               10.53 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence Schneider

               10.54 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith

          (b)  None

PART II - ITEMS 2 THROUGH 4 ARE NOT APPLICABLE.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNICATIONS AND ENTERTAINMENT CORP.




                         By:  Stephen R. Greenwald
                              -----------------------------------------
                              Stephen R. Greenwald
                              Chief Executive Officer


                         By:  Jay Behling
                              -----------------------------------------
                              Jay Behling
                              Chief Financial Officer


DATED:  May 14, 1996

                                  EXHIBIT INDEX


     Exhibit #      Description                        Page #
     ---------      -----------                        ------
     10.50          Agreement, dated March 6, 1996,
                    between Communications and
                    Entertainment Corp. and its
                    wholly-owned subsidiary, Odyssey
                    Distributors, Ltd.

     10.51          Severance and Consulting Agreement,
                    dated March 26, 1996, between the
                    Company and Shane O'Neil, and
                    related modifying agreement dated
                    March 28, 1996

     10.52          Common Stock Purchase Warrant,
                    dated March 6, 1996, between the
                    Company and G & H Media, Ltd.
                    (Assignee of Stephen R. Greenwald)

     10.53          Common Stock Purchase Warrant,
                    dated March 6, 1996, between the
                    Company and Lawrence Schneider

     10.54          Common Stock Purchase Warrant,
                    dated March 6, 1996, between the
                    Company and Ira N. Smith