Form 10-K
period 1996-06-30
COMMUNICATIONS & ENTERTAINMENT CORP
filed 1996-10-16
CIK 863061

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from       to

                         Commission file number 0-18954

                     COMMUNICATIONS AND ENTERTAINMENT CORP.
             (Exact name of registrant as specified in its charter)

                           NEVADA                                                    95-4269048
              (State or other jurisdiction of                         (I.R.S. Employer Identification Number)
               incorporation or organization)

            1875 CENTURY PARK EAST, SUITE 2130,                                        90067
                  LOS ANGELES, CALIFORNIA                                            (Zip code)
          (Address of principal executive offices)

Registrant's telephone number, including area code:         (310) 229-2430

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1996 was approximately $2,049,161 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

    As of September 30, 1996 there were outstanding 2,591,242 shares of Communication and Entertainment Corp.'s common stock, par value $.01 per share (the "Common Stock").

    Portions of the Registrant's Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                      FORM 10-K REPORT FOR THE FISCAL YEAR

                              ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

                                                        PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 13.    Certain Relationships and Related Transactions

                                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1. BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS

    Communications and Entertainment Corp. ("ComEnt" or the "Company") was formed in December 1989 as a holding company. At such time, the Company had no material assets. In September 1990, Double Helix Films, Inc. ("Double Helix"), a producer of low budget films, and Odyssey Entertainment Ltd. ("Odyssey"), an international film distribution company, were merged with wholly-owned subsidiaries of the Company (the "Mergers"). Subsequent to the Mergers, each of Double Helix and Odyssey became a wholly-owned subsidiary of the Company. In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business.

    A change in the entire Board of Directors of the Company (the "Board") occurred on April 12, 1995 pursuant to the terms of a Settlement Agreement, dated as of March 31, 1995 (the "Settlement Agreement"), by and among Robert Hesse, Shane O'Neil, Lawrence I. Schneider, Henry N. Schneider, Robert E. Miller, Jr., Russell T. Stern, Jr. (collectively, a group of shareholders originally formed to effect a change in management control of the Company and known as the "CECO Shareholders Committee"), the Company, Odyssey, Global Intellicom, Inc., each of Jerry Silva, Robert Ferraro, N. Norman Muller, Thomas
W. Smith and David A. Mortman (constituting all the directors of the Company at the time of the execution of the Settlement Agreement and hereinafter referred to collectively as the "Former Directors"), and others.

    As contemplated by the Settlement Agreement, on April 11, 1995, the Former Directors increased the size of the Board from five to six directors and elected Henry N. Schneider, a designee of the CECO Shareholders Committee, a new director effective upon the closing of the Settlement Agreement. The closing of the Settlement Agreement occurred on April 12, 1995 and, upon the closing, the resignations of the Former Directors became effective. After the closing, Henry
N. Schneider, as sole remaining director of the Company, elected Lawrence I. Schneider, Russell T. Stern, Jr., Patrick J. Haynes, III and Robert E. Miller, Jr. as new directors of the Company. In addition to the change in the composition of the Board, the Settlement Agreement provided for the settlement of all outstanding litigation between the Company and the CECO Shareholders Committee. The CECO Shareholders Committee disbanded upon the closing of the Settlement Agreement. Effective September 8, 1995, each of Messrs. Haynes, Stern and Henry N. Schneider resigned as directors of the Company and were replaced by Stephen R. Greenwald and Ira N. Smith, each of whom was appointed to the Board by the remaining members thereof on such date. See "Directors And Executive Officers Of The Registrant."

    During the early 1990s, the Company developed an excellent reputation in overseas markets for the distribution of quality motion picture entertainment, a reputation which the Company's management believes it continues to enjoy despite its recent difficulties. Past films distributed by the Company which enjoyed considerable success in the overseas market include such well-known productions as Sidney Lumet's "Q & A," Blake Edward's "Switch," Michael Caton Jones' "This Boy's Life," and Irwin Winkler's "Guilty by Suspicion" and "Sniper." The Company is committed to expanding its activities in the foreign distribution of high quality motion pictures and expects that the international distribution of films will continue to be its primary line of business.

    On March 6, 1996, the Company declared a reverse one-for-six stock split of its Common Stock (the "Reverse Split"), effective March 18, 1996. All share amounts and per share prices reflected in this Report have been adjusted to give effect to the Reverse Split.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Since the sale of its Double Helix subsidiary in 1991, the Company has been engaged in only one industry segment and line of business, the international distribution of motion pictures. See "Selected Financial Data."

    (c) NARRATIVE DESCRIPTION OF BUSINESS

FOREIGN SALES AND DISTRIBUTION OPERATIONS

    GENERAL.

    The foreign distribution of films involves two principal activities--the acquisition of rights from the licensor or the seller, usually the producer of the film, and the licensing of the distribution rights to subdistributors in foreign markets. In general, the rights obtained from the producer relate to all media, including theatrical distribution, video and all forms of television. However, the licensing of rights to subdistributors may exclude certain territories and/or media.

    It is unlikely that subdistributors would bypass the Company and deal directly with the licensors of film rights. Historically, independent licensors of film rights prefer to deal with a single sales agent/ distributor rather than deal with various subdistributors in foreign markets. Consequently, even if a particular subdistributor attempted to perform the function of the Company, it is unlikely that the film's licensor would be willing to deal with such subdistributor. Furthermore, with respect to any particular film, the Company would typically enter into an exclusive distributorship arrangement, thereby precluding others from competing with the Company with respect to that film. Moreover, in certain circumstances, the Company may also provide a financing function for the production of a film which a subdistributor would generally be unable to provide. See "Terms of Distribution Agreements."

    TERMS OF DISTRIBUTION AGREEMENTS. Foreign distribution is generally handled by a distributor such as the Company which coordinates worldwide sales in all territories and media. Overseas film sales companies rely on local subdistributors to physically deliver the motion picture and related marketing materials and to collect revenues from local exhibitors and other local distributors of the film. Typically, the territorial rights for a specific medium such as television exhibition are sold for a "cycle" of approximately seven years, after which the rights become available for license for additional cycles.

    The Company's film distribution business breaks down into two broad categories:

    - SALES AGENCY REPRESENTATION. As a sales agent, the Company will undertake to represent and license a motion picture in all markets and media on a best-efforts basis, with no guarantees or advances, for a fee of 15-20%, and typically for a term ranging from seven to fifteen years.

    - DISTRIBUTION. As a distributor, the Company may provide the producer of the film a guarantee of a portion of the budget of the project. This guarantee may be in the form of a bank commitment to the producer, secured by license agreements with foreign licensees, which is used by the producer to finance the production. Typically, the Company receives a distribution fee of 25-35% over a term ranging from 15 years to perpetuity. In addition, the Company may acquire a profit participation in the film project.

    Once the rights to a picture are obtained either as sales agent or distributor with minimum guarantee, the Company will then seek to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media other than satellite, although satellite is included in some subdistributors' territories. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. (Delivery occurs upon the Company's acceptance of the master negative and its obtaining access to the interpositive and certain other items necessary for the distribution of the film). In certain instances, the subdistributors' obligations for the payment due on delivery are secured by a letter of credit. Sales take place primarily at three film markets-- Cannes, France in May; MIFED in Milan, Italy in October; and the American Film Market ("AFM") in Los Angeles in February.

    In general, after financing (if any) is repaid, the Company applies the distribution receipts from its subdistributors first to the payment of commissions due to the Company, then to the recovery of certain distribution expenses advanced by the Company, and third, to the extent not recouped as part of the repayment of the financing, to the reimbursement of the Company for its guarantee, if any, paid to the producer. Additional distribution receipts, if any, are shared by the Company and the producer according to the percentages negotiated in the agreement between the Company and the producer.

INDEPENDENT FILM PRODUCTION AND PRODUCT ACQUISITION

    Overseas film distribution companies such as the Company primarily represent independent producers of motion pictures (rather than motion picture studios) in all overseas markets and all media, including theatrical release, television and home video distribution, and cable or satellite-distributed media.

    Producers seek to be independent producers of motion pictures for a variety of reasons, including greater creative control of a project and potentially a greater profit participation through the retention of the copyright or the ability to sell the film directly in particular markets. Often, young, new directors and producers have no choice but to independently produce their projects, and the motion picture industry has a long history of "breakthrough" films produced at very low cost by first time producers and directors which subsequently achieve considerable revenues. Recent examples include "Pulp Fiction", "Four Weddings and a Funeral" and "The Crying Game". The Company generally obtains its product from among these independently produced films rather than from major motion picture studios which typically have their own in-house distribution networks. Nevertheless, from time to time, the Company may enter into a "split rights" arrangement with a studio to represent a film in the overseas market.

    The Company's management seeks to identify attractive projects very early in their development, either through relationships with producers, directors and agents or through industry announcements of new productions. In addition, the Company's acquisitions personnel attends festivals and film markets, such as the Sundance Film Festival and the Cannes Film Festival, in order to locate new product.

BUSINESS STRATEGY

    The Company's strategy is to capitalize on its reputation and the experience of its management to expand the scale and scope of its activities in the international film distribution business. Management intends to expand the Company's asset base and to build a sales infrastructure to service these assets. Since overseas film distribution generally requires relatively low overhead, the Company anticipates that its expansion will create economies of scale in its sales operations.

    Specifically, the Company's strategy includes the following:

    - ACQUISITION OF FILM RIGHTS--The Company's film acquisition strategy is to seek out and acquire quality films with broad appeal in overseas markets. The Company has begun to acquire rights to new films as well as films currently in distribution ("library films"). In addition, the Company intends to maximize the risk/return profile of its film assets by building a portfolio of films with minimal levels of risk and financial exposure. In the past, the Company has been dependent on obtaining outside financing to acquire distribution rights to films. New management has reduced the Company's reliance on outside financing by placing more emphasis on acquiring distribution rights through arrangements which require lower or no advance payments. At present, the Company is not able to secure distribution rights by issuing letters of credit or advancing significant production funds, as it has in the past. Generally, the films that the Company represents are financed by the producers of the film, through independent or bank financing, utilizing the license agreements generated by the Company as collateral for production loans.

      To ensure a flow of quality film projects to the Company and to create opportunities for the Company to acquire ownership interests in films and build its film library, the Company intends to enter into certain "first-look" and "second-look" agreements with successful film producers. Under these arrangements, the producers agree to give the Company a first or second (after a major studio) "look" at any film projects they are developing. This "look" gives the Company the right to acquire foreign and/or domestic distribution rights, to serve as an executive producer on the project for a fee and to acquire an ownership interest in the project with little or no financial risk (see "Producer Agreements").

    - EXPANSION OF DISTRIBUTION CAPABILITIES--To facilitate the distribution of films in overseas markets, the Company intends to augment its in-house sales capability and seek strategic relationships with sales organizations in the film distribution business. The Company believes that strategic relationships with other companies may offer opportunities to diversify its product offerings, gain additional economies of scale in its sales operations, and expand the Company's distribution base.

    Following the installation of new management in October 1995, the Company began to implement a strategy of expanding its distribution capabilities by acquiring rights to 21 films, including 11 library films and 10 new films. During the past fiscal year, the Company was represented at all of the major film markets, including MIFED in October 1995, AFM in February 1996, and the Cannes Film Festival in May 1996. At MIFED, the Company concluded six sales arrangements; at AFM, the Company generated sales in eight territories and began representing two of its new films, "Crimes of Fashion" and "Fifth Freedom"; and at Cannes, the Company added two additional new films, "Dark Angel 2" and "By the Sea of Crystal", and concluded fourteen sales agreements, including two "output" arrangements with prominent theatrical distributors in Canada and Brazil.

    As part of its overall business strategy, the Company will consider selling portions of its film library form time to time for current cash consideration, thereby accelerating and, in effect, guaranteeing all or part of the future revenues that may be derived from the sales of these films in foreign markets. See "Sales of Library Films".

SALES OF LIBRARY FILMS

    On January 2, 1996, the Company entered into an agreement with Regency International Pictures, B.V. ("Regency"), the Company's joint venture partner, to sell the Company's interest in the related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures, entitled "Switch", "Q & A," "Guilty by Suspicion" and "This Boy's Life". Pursuant to the agreement with Regency, the Company received $1,000,000 on January 23, 1996 and $500,000 on February 14, 1996, in exchange for all of the Company's interests in the joint ventures. In addition, the Company retained a contingent interest in certain receivables, not to exceed $212,500, and a contingent interest in future revenues from the pictures.

    On August 29, 1996, the Company entered into an agreement with Kinnevik Media Properties, Ltd. ("Kinnevik"), pursuant to which the Company agreed to grant to Kinnevik subdistribution rights in, and to sell to Kinnevik other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company will receive a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after closing. In addition, the Company will retain a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. Kinnevik has also agreed to provide the Company with a $500,000 revolving line of credit to be secured by accounts receivable and other contractual rights acquired by the Company. As part of the transaction, the Company will grant 100,000 stock options to Kinnevik, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction with Kinnevik closed on October 7, 1996.

CURRENT LIBRARY

    After giving effect to the Kinnevik transaction, the Company's current inventory of films consists of twelve (12) films, two of which are library films (i.e., already in distribution), and ten of which are new films which have either recently been completed or are in various stages of pre-production.

    The two library films are as follows:

    - "Mr. Write", a high energy romantic comedy about an aspiring playwright who falls hopelessly in love with a stunning actress. The film stars Paul Reiser, Martin Mull and Jessica Tuck and was originally released in the U.S.

    - "Rich Girl", a romantic film about a spoiled rich girl who leaves home and falls in love with a rock star from the wrong side of the tracks.

    The Company has acquired overseas distribution rights to the following ten new films, three of which are recently completed but not yet released ("Up, Down & Sideways," "Danger in Paradise" and "Sudden Manhattan"), and seven of which are in various stages of pre-production with delivery anticipated in 1997:

    - "Up, Down and Sideways", an urban comedy set in Athens, Greece directed by Michael Cacoyannis, who directed "Zorba the Greek", and starring Irene Papas;

    - "Danger in Paradise", an action/adventure film in which "paradise" turns into a danger zone for two men on a sailing trip; starring Frank Stallone.

    - "Sudden Manhattan", an off-beat comedy that revolves around a woman in her twenties living in Manhattan who has recently been fired from her job and inadvertently becomes immersed in a bizarre modern day fable of good versus evil.

    - "Crimes of Fashion" (in pre-production), a romantic comedy about a fashion designer who gets involved with a mobster's wife. The film is budgeted at $25 million and will be distributed theatrically in the U.S. by a major studio with a significant commitment to prints and advertising support;

    - "Dark Angel 2" (in pre-production), a sequel to the successful science fiction thriller starring Dolph Lundgren, "Dark Angel I (I Come In Peace)". The film is budgeted at $4 million and was written by Harv Zimmel, who wrote "Shoot to Kill";

    - "Fifth Freedom" (in pre-production), a suspense, action film about two American brothers who travel to Holland to retrieve their grandfather's remains and end up getting involved with diamond smuggling and murder. The film is budgeted at $5.5 million and will be directed and produced by John DeBello, who produced and directed the "Attack of the Killer Tomato" films;

    - "By the Sea of Crystal" (in pre-production), a dark drama centering around a man who is involved in drugs and crime and ends up falling in love with a woman who turns his life around. The film is budgeted at $12 million and was written by Paul Schrader, the acclaimed screenwriter of "Taxi Driver", and will be directed by John Smith, who directed "Dangerous Minds".

    - "Wasteland" (in pre-production), an action, adventure film in which dark skies fall upon a man who travels down a desert road to escape his past, only to find that his past is infinitely brighter than his future. The film is budgeted at $6 million and will be directed by Cameron Thor.

    - "King Lear" (in pre-production), a contemporary adaptation of the Shakespearean play starring Paul Sorvino. This film is budgeted at $20 million.

    - "Downrange" (in pre-production), an action, adventure film starring Luke Perry in which two women accidentally stumble upon military maneuvers and an ex-Green Beret must save the day. This film is budgeted at $5 million.

    As of October 10, 1996, the only financial obligations incurred by the Company with respect to the foregoing films were for writing fees on two films in the aggregate amount of $40,000, of which $20,000 has already been paid.

    As of June 30, 1996, the Company had agreements in principle with subdistributors relating to distribution commitments or guarantees of approximately $6 million that had not been recognized in the statement of operations, an increase of $4.9 million from June 30, 1995. The Company will recognize these guarantees as revenues and the costs related to such revenues when the motion pictures to which they relate are completed and available for delivery. It is possible that changes in schedules and cancellations of pictures may defer and/or reduce the amount of revenues that will be recognized in later periods.

PRODUCER AGREEMENTS

    The Company has begun to implement its strategy of entering into "second-look" and "first-look" agreements with certain producers. In exchange for these "look" rights, the Company will agree to cover certain overhead expenses of the producers, recoupable out of revenues from the films developed. In addition, the Company may grant certain of its producers stock options on the commencement of production of a film.

    The Company has entered into the following producer agreements:

    - A "second-look" agreement with Riche-Ludwig Productions, a development and production company with a first-look deal at Warner Bros. Under this agreement, Riche-Ludwig will submit to the Company for acquisition any projects not picked up by Warner Bros. The agreement has a term of two years, commencing as of April 15, 1996. Riche-Ludwig has already developed one project for the Company, "Downrange", an action-adventure script with Luke Perry attached to star. The Company has a one-year option to arrange financing and production for this film and will retain foreign rights, serve as executive producer and have an ownership interest in the film. Riche-Ludwig will receive an annual consulting fee of $75,000 during the term of the agreement and up to a maximum of 208,333 options to purchase Common Stock of the Company, exercisable at $1.875 per share, such number of options to depend upon the number of films produced and/or delivered by Riche-Ludwig to the Company during the term of the agreement.

    - A "first look" agreement with Presto Productions. Presto is one of the producers of "Dark Angel 2" and produced "Mr. Write", a Paul Reiser comedy film which Presto has licensed to the Company for both domestic and foreign sales. Presto will receive compensation at the rate of $2,000 per month during the one year term of their agreement with the Company.

FILM BRIDGE JOINT VENTURE

    On March 11, 1996, the Company and Film Bridge International, Inc. ("Film Bridge") executed a memorandum regarding the formation of a joint venture (the "Joint Venture") for the purpose of acquiring and exploiting film distribution rights. Shortly thereafter, in April 1996, the Company advised Film Bridge that it was terminating the Joint Venture but desired to enter into negotiations for a consulting or employment agreement with Film Bridge. Negotiations continued until August 1996, but did not result in a new agreement between the parties. The Company and Film Bridge engaged in discussions regarding the allocation of their respective interests in the film distribution rights held by the Joint Venture, but without resolution. The Company is advised that on September 18, 1996, Film Bridge filed a complaint in a Los Angeles court seeking declaratory relief with respect to the Joint Venture. The Company is in the process of seeking restraining orders establishing its rights in the Joint Venture.

RECENT FINANCINGS

    In August and October of 1995, the Company concluded a private placement pursuant to which it issued unsecured promissory notes to unaffiliated investors in the aggregate amount of $312,500. The notes have a maturity date of one year and bear interest at the rate of 12% per annum. A total of 6.25 units were sold at a purchase price of $50,000 per unit. In addition, warrants were issued to the purchasers at the rate of 4,167 warrants for each unit sold, or a total of 26,042 warrants (on a post Reverse Split basis). Each warrant certificate entitles the holder thereof to purchase one share of common stock at an exercise price of either $2.83 per share (the August warrants) or $2.37 per share (the October warrants) over a three year period commencing one year after the closing of the private placement. After paying expenses and commissions of $42,500, the Company received net proceeds of $270,000 from the private placement. The notes issued in the private placement were due to be paid by the Company upon their respective due dates on August 28 and October 3, 1996. The Company has made a proposal to the noteholders which would involve the payment of current interest and either the deferral of the maturity date of the notes (the first proposal) or the cancellation of the notes in their entirety (the second proposal), in each case in exchange for varying amounts of registered stock of the Company (subject to the Company's completion of a registration statement with respect to such shares). In the first proposal, the maturity date of the notes would be deferred until December 15, 1997 and the warrants would be exchanged for registered shares in an amount equal to 20% of the principal amount of the notes, with shares valued at $.75 per share. In the second proposal, the notes would be cancelled and exchanged for registered shares in an amount equal to 150% of the principal amount of the notes, with shares valued at the price in effect on the effective date of registration. As of October 10, 1996, noteholders representing $162,500 in principal amount of the notes elected the first proposal, and noteholders representing $50,000 in principal amount of the notes elected the second proposal. The remaining notes for $100,000 have not been paid on their respective due dates, although the Company has not yet received any indication from these noteholders that they will not consider one of the two alternative proposals offered. The Company has paid current interest on all of the notes through the first anniversary date of the respective notes.

    On September 25, 1996, the Company entered into an agreement with an unaffiliated third party (David Somerstein) for the purchase of 1,000,000 shares of the Company's common stock in consideration of $750,000, or $.75 per share, payable all cash at closing. In addition, the investor will receive 1,000,000 class A warrants and 1,000,000 class B warrants, each set of warrants being exercisable over a three year period for the purchase of 1,000,000 shares of common stock at the respective exercise prices of $.75 and $1.00 per share. If all warrants are exercised, a total of 3,000,000 shares will be issued and the Company will receive a total of $2,500,000 from the initial sale of the shares and the exercise of the warrants. The closing of the transaction is contingent upon (i) shareholder approval of an amendment to the Company's Articles of Incorporation authorizing an increase in the number of authorized shares of the Company, and (ii) the effectiveness of a registration statement filed by the Company on behalf of the investor with respect to the initial shares purchased and the shares underlying the warrants. The investor agreed to bear the first $50,000 of costs in connection with such registration.

    Management does not believe that the Somerstein transaction, in and of itself, will adversely affect the Company's tax loss carryforward position. However, no assurances can be given that future changes in the equity positions of shareholders of the Company, in combination with the equity changes resulting from the Somerstein transaction, will not result in the imposition of certain limitations on the utilization or availability of the Company's tax loss carryforward position. See "Tax Loss Carryforward."

    In 1992, the Company gave a $2.7 million contractual guarantee to Paramount Pictures to acquire all of the foreign distribution rights to the film "Wuthering Heights". The payment was never made by the Company and new management of the Company has been negotiating with Paramount since October 1995 with respect to a resolution of this matter. In September, 1996, the Company and Paramount reached a verbal understanding pursuant to which the Company believes that Paramount will agree to cancel the outstanding indebtedness of $2.7 million in full, in exchange for which the Company agreed to (i) relinquish all further distribution rights to "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; and (iii) guarantee that Paramount will collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. The Company anticipates that existing license agreements will yield at least $450,000 in revenues prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions), thereby minimizing the Company's exposure under the guarantee to Paramount.

COMPETITION

    The entertainment industry generally, and the film industry in particular, are highly competitive. The Company competes both for the acquisition of film product to distribute in overseas markets as well as with other distributors for the placement of its product with overseas subdistributors and users. The Company's competition includes the smaller independent producers and other overseas and local distributors. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.

    Management believes that the Company will be able to compete in this environment as it continues to enjoy a favorable reputation overseas and, as a result of the consolidation in the film industry, is one of relatively few reliable overseas distributors of independently produced motion pictures.

OPERATIONS

    The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company maintains a single office in Los Angeles (see "Properties") and, as of June 30, 1996, had a staff of 7 full-time employees and 2 part-time employees, the functions of which staff are to expand the Company's acquisition and distribution operations, maintain the Company's rights, and service its existing sales contracts. As of October 1, 1996, the Company had 13 employees, including 8 full-time and 5 part-time employees.

TAX LOSS CARRYFORWARD

    The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 1996, there were approximately $27 million in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.

ITEM 2. PROPERTIES

    On May 9, 1996, the Company entered into a two year lease, commencing June 1, 1996, for office premises located at 1875 Century Park East, Suite 2130, Los Angeles, California 90067. The monthly rental is $5,301 per month and the premises consist of 3,272 square feet of rentable space. The Company conducts all of its operations out of these leased premises, although Messrs. Greenwald, Smith and Schneider, the principal executive officers of the Company, devote a significant portion of their time to the Company's business out of their respective New York offices without additional charge or expense to the Company.

    Rent expense for each of the fiscal years ended June 30, 1996, 1995 and 1994 was $38,772, $297,287, and $489,559, respectively.

ITEM 3. LEGAL PROCEEDINGS

    On December 20, 1990, Hibbard Brown & Company, Inc. ("Hibbard Brown") filed a complaint entitled HIBBARD BROWN & COMPANY, INC. V. DOUBLE HELIX FILMS, INC., ODYSSEY ENTERTAINMENT LTD. AND COMMUNICATIONS AND ENTERTAINMENT CORP. in the Supreme Court of the State of New York, County of New York. The Complaint sought payment of $300,000 under an agreement with the Company, Odyssey, Double Helix and Hibbard Brown dated December 21, 1989 for certain investment banking services allegedly performed in introducing Odyssey and Double Helix and assisting them in consummation of the Mergers by which they became wholly-owned subsidiaries of the Company. A counterclaim seeking recovery of $50,000 paid to Hibbard Brown upon execution of the Agreement was asserted.

    Hibbard Brown's motion for summary judgment was granted in October, 1991. On January 30, 1992, the Company moved, by order to show cause, to renew and thereupon deny, dismiss or stay Hibbard Brown's previously granted motion for summary judgment on the ground that Hibbard Brown had intentionally concealed the fact that it was an unauthorized foreign corporation transacting business in New York. By Order dated March 2, 1992, the court granted the Company's motion in part by renewing the action and staying judgment pending Hibbard Brown's qualification in New York. On October 29,

1992, Hibbard Brown moved for an order vacating the stay of judgment, a declaration that it was now an authorized foreign corporation and reinstatement of the summary judgment granted in October, 1991 or, in the alternative, to rehear its motion for summary judgment on the original papers and grant judgment in its favor.

    On January 29, 1993, Double Helix, Odyssey and the Company cross-moved for an order granting reargument and/or renewal of Hibbard Brown's motion for summary judgment and consolidating the litigation with an action that the Company had brought against Hibbard Brown (described below), or staying the issuance, entry and execution of judgment pending the resolution and trial of the Company's action against Hibbard Brown.

    On March 26, 1993, the court issued a Decision and Order vacating the stay of entry of the $300,000 judgment against the Company and granting the Company's cross-motion for a stay of execution pending the determination of the Company's action against Hibbard Brown. The Company's cross-motions for reargument and renewal and consolidation were denied.

    By Decision and Order dated June 18, 1993, the court affirmed the stay of execution of the judgment, but required the Company to obtain a bond to secure the stay. The Company obtained a non-collateral bond.

    On March 5, 1992, the Company instituted an action entitled COMMUNICATIONS AND ENTERTAINMENT CORP. V. HIBBARD BROWN & COMPANY in the Supreme Court, New York County, for the return of 150,000 shares of Common Stock previously issued on the ground that Hibbard Brown failed to perform the required services. Hibbard Brown counterclaimed for breach of contract.

    In July 1993, after considerable pre-trial discovery, the Company and Hibbard Brown moved for summary judgment. By Decision and Order dated August 11, 1993, the court denied both motions. Both parties appealed. On March 3, 1994, the appellate court affirmed the denial of summary judgment.

    On or about October 14, 1994, Hibbard Brown filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court, Southern District of New York. Consequently, the Company's action against Hibbard Brown has been automatically stayed. The Company has filed a Proof of Claim.

    On or about September 11, 1992, Joseph Duignan brought an action in the Superior Court of New Jersey, Mercer County, entitled JOSEPH DUIGNAN V. DOUBLE HELIX FILMS LIMITED PARTNERSHIP NO. 1, L.P., DOUBLE HELIX FILMS, INC., CINECOM INTERNATIONAL FILMS, FILM GALLERY, INC., STAN WAKEFIELD, JERRY SILVA, ARTHUR ALTARAC AND ANTHONY TAVONE (MER-L-4262-92). Jerry Silva, the only defendant who was served, is former Vice Chairman of the Board of Directors of the Company. Mr. Silva has demanded that the Company indemnify him against any expenses, judgments, and amounts paid in settlement of the action. The Company contends that it is not required to indemnify Mr. Silva because he breached his fiduciary duties to the Company.

    Mr. Duignan claims that he invested $75,000 to acquire a partnership interest in Double Helix Films Limited Partnership No. 1 and that Mr. Silva forged or caused to be forged his signature on a Subscription Agreement dated July 28, 1986. The Complaint alleges claims for rescission, unjust enrichment (against Double Helix), conversion, fraud, breach of contract, breach of fiduciary duty and breach of covenants of good faith and fair dealing (against Mr. Silva and Double Helix). Mr. Duignan seeks to recover compensatory damages, including but not limited to, his alleged $75,000 investment, punitive damages and attorney's fees. Mr. Silva has answered the Complaint.

    On or about December 30, 1994, Krishna Shah, who allegedly served as President of Double Helix from about July 1991 until about March 1993, brought an action in the Superior Court of California, Los Angeles County, entitled KRISHNA SHAH V. NORMAN MULLER, COMMUNICATIONS AND ENTERTAINMENT CORP., ATC II, CARNEGIE FILM GROUP, INC., JERRY MINSKY, PERRY SCHEER, SUSAN BENDER, LARRY MYERS, ROBERT HESSE, DOUBLE HELIX FILMS, INC. AND DOES 1-100. Mr. Muller, a former Chairman of the Board and CEO of the Company, had demanded that the Company indemnify him against any expenses, judgments and amounts paid in settlement of the litigation. The Company contends that, by virtue of Mr. Muller's wrongful actions and failure to comply with various obligations to the Company, it is not required to provide indemnification. The Complaint alleges claims for breach of an oral agreement to pay Mr. Shah $152,000 (which he allegedly advanced for the benefit of Double Helix) and to give him a 19.5% ownership interest in its corporate successors, and money paid, services rendered and fraud against the Company, Double Helix and Mr. Muller. Mr. Shah also alleges a claim for intentional infliction of emotional distress against Mr. Muller. Mr. Shah seeks to recover unspecified compensatory, punitive, exemplary and emotional distress damages. A trial has been scheduled for February 1997.

    IN THE PRIVATE LESSONS PARTNERSHIP V. CARNEGIE FILM GROUP, INC., MONOGRAM PICTURES CORP., FILMWAYS ENTERTAINMENT CORP., ATC, INC., KRISHNAH SHAH, LONNIE ROMATI, GERALD MULLER, JERRY MINSKY AND DOES 1-100 (California Superior Court, Los Angeles County, Case No. BC091840), the plaintiff asserted claims for breach of oral contract, fraud in the inducement and fraudulent conveyance against Mr. Shah, seeking damages in the amount of $315,000, plus further unspecified compensatory damages and punitive damages. In August 1995, Mr. Shah filed a cross-complaint against the Company, Double Helix Films and Norman Muller for indemnification, apportionment of fault and declaratory relief. In addition to compensatory damages, he seeks punitive and exemplary damages, emotional distress damages and attorney's fees. The Company has answered the cross-complaint and a trial has been scheduled for February 1997.

    On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a Complaint in the Superior Court for the State of California, County of Los Angeles, captioned CREDIT LYONNAIS BANK NEDERLAND N.V. AND CINECOM ENTERTAINMENT GROUP, INC. V. ODYSSEY DISTRIBUTORS, LTD. AND DOES 1 THROUGH 100 (No. BC 127790). They allege that Odyssey Distributors, Ltd. (a subsidiary of the Company) collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of "Aunt Julia and the Scriptwriter" and "The Handmaid's Tale." The Complaint alleges claims for breach of contract and breach of fiduciary duty and demands damages in excess of $566, 283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996, the Court dismissed the Complaint. No arbitration has yet been commenced in this action.

    In August 1995, G.P. Productions, Inc. ("GP") and Greenwich Subject Films, Inc. ("Greenwich") commenced an action entitled G.P. PRODUCTIONS, INC. AND GREENWICH STUDIOS, INC. V. DOUBLE HELIX FILMS, INC., COMMUNICATIONS AND ENTERTAINMENT, INC., KRISHNA SHAW, GERALD MULLER AND NORMAN MULLER in the United States District Court, Southern District of Florida (Case No. 95-1188). Mr. Muller has demanded that the Company indemnify him against any expenses, judgements and amounts paid in settlement of the action. The Company contends that, by virtue of Mr. Muller's breaches of fiduciary duty and violation of his obligations to the Company, it is not required to provide indemnification.

    GP and Greenwich allege that they are the exclusive owners of the films "The Gallery" and "South Beach". They assert claims for copyright infringement, unfair competition, breach of contract, accounting, conversion, civil theft, conspiracy and fraudulent conveyance. The Complaint demands a recall of the films, an attachment, preliminary and permanent injunctive relief, an accounting, and unspecified compensatory, punitive and treble damages. The Company has made a motion to dismiss the action for lack of personal jurisdiction and lack of venue. The motion is pending.

    On or about September 18, 1995, the agent for the landlord for the premises formerly occupied by the Company at 800 Third Avenue, New York, New York, filed a Summons and Verified Complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled JOSEPH P. DAY REALTY CORP. V. COMMUNICATIONS AND ENTERTAINMENT CORP. The plaintiff alleged that it was due $66,694 from the Company (plus interest) for rent allegedly owed during the period from April through September, 1995. The Company had vacated the premises on April 12, 1995. Summary judgment was awarded to the plaintiff on May 22, 1996 and a judgment was entered for $74,142 on May 31, 1996. The Company has a motion pending for reconsideration of the matter on the grounds that the landlord wrongfully refused to consider and accept a subtenant for the balance of the term of the lease. On July 8, 1996, the plaintiff commenced a second action against the Company in the same court for $121,000 for rent allegedly owed during the period from October 1995 through July 1996. The Company has not yet filed an Answer in this action and is seeking an extension of time in which to answer pending the resolution of its motion for reconsideration in the prior action.

    On or about October 10, 1995, Canon Financial Services filed a Complaint in the Superior Court of New Jersey entitled CANON FINANCIAL SERVICES, INC. V. COMMUNICATIONS AND ENTERTAINMENT CORP. The plaintiff is claiming that it is due $47,499.83, plus damages, pursuant to a lease agreement. The Company has filed an Answer in this action and plaintiff has made a motion for summary judgment which is being defended by the Company.

    On or about December 5, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note.

    On or about January 23, 1996, an action was filed in the Los Angeles Superior Court entitled GREENBERG, GLUSKER, FIELDS, CLAMAN & MACHTINGER V. ODYSSEY DISTRIBUTORS LTD., ODYSSEY ENTERTAINMENT LTD. AND COMMUNICATIONS AND ENTERTAINMENT CORPORATION, in which the plaintiff seeks damages in the amount of $33,849.98 for legal services rendered to the Company and its subsidiaries. The complaint was served on the Company on April 30, 1996; the Company has filed an Answer in this action and an arbitration hearing has been scheduled for October 1996.

    On or about March 12, 1996, an action was filed in Los Angeles Municipal Court entitled JUDY HART V. ODYSSEY DISTRIBUTORS, LTD. The plaintiff is claiming that she is due $17,920.49 pursuant to a promissory note previously issued to her by the Company. The Company has filed a cross-claim against the plaintiff seeking offsets against the amount due and other damages.

    On or about March 25, 1996, a class action complaint was filed in Los Angeles Superior Court entitled DENNIS BLEWITT V. N. NORMAN MULLER, JERRY MINSKY, DORIAN INDUSTRIES, INC. AND COMMUNICATIONS AND ENTERTAINMENT CORPORATION. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its Double Helix subsidiary in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. The complaint was served on the Company on or about July 8, 1996. The Company has made a motion to dismiss the action both on procedural and substantive grounds and a hearing on the motion has been scheduled for October 1996. In connection with this matter, Mr. Muller has demanded that the Company indemnify him against any expenses, judgments, and amount paid in settlement of the litigation. The Company contends that, by virtue of Mr. Muller's wrongful actions and failure to comply with various obligations to the Company, it is not required to provide such indemnification.

    The Company was advised on October 10, 1996 that Film Bridge International, Inc. filed a Complaint against the Company in a Los Angeles court on September 18, 1996 seeking declaratory relief with respect to the Joint Venture. The Company is in the process of seeking restraining orders establishing its rights in the Joint Venture. The Company has not yet been served in this action.

    Other than the foregoing, which may or may not be deemed material, there are no material legal proceedings pending to which the Company is a party or pursuant to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

                         COMPARATIVE MARKET PRICE DATA

    The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the Nasdaq Stock Market, Inc. ("Nasdaq") on a quarterly basis for each of the two preceding fiscal years. On May 1, 1996, Nasdaq notified the Company that its shares of Common Stock were being deleted from Nasdaq's SmallCap market, effective May 2, 1996, because the Company did not maintain a combined capital and surplus of $1,000,000, as required by Section 1(c)(3) of Schedule D of the NASD By-Laws. Since May 2, 1996, the Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol CECO.

    No dividends have been declared or paid with respect to the Common Stock.

    On March 6, 1996, the Company declared a reverse one-for-six stock split (the "Reverse Split") of its Common Stock, effective on March 18, 1996. The share prices reflected below for all periods prior to the Reverse Split have been adjusted upward (by a multiple of six) to give effect to the Reverse Split for such prior periods on a pro forma basis.

    The bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                  COMMON STOCK

FISCAL 1995                                                                      HIGH        LOW
-----------------------------------------------------------------------------  ---------  ---------
First Quarter................................................................  $    6.96  $    3.18
Second Quarter...............................................................       5.64       1.32
Third Quarter................................................................       6.96       1.86
Fourth Quarter...............................................................       5.82       2.28

FISCAL 1996
-----------------------------------------------------------------------------
First Quarter................................................................  $    4.00  $    2.12
Second Quarter...............................................................       2.75       1.37
Third Quarter................................................................       2.37       1.50
Fourth Quarter...............................................................       1.81        .40

    As of October 9, 1996, there were 4,597 record holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA).

    The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.

                                                                         FOR THE YEARS ENDED JUNE 30,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT DATA
Revenues...................................................  $   1,011  $   1,521  $  14,797  $  31,430  $  29,947
Income (loss) from continuing operations...................     (4,960)    (6,852)    (7,607)    (1,450)     1,814
Income (loss) from discontinued operations.................                  (458)      (766)       187
Income (loss) before extraordinary gain....................     (4,960)    (7,310)    (8,373)    (1,263)     1,814
Extraordinary gain(a)......................................                                                    725
Net income (loss)..........................................  $  (4,960) $  (7,310) $  (8,373) $  (1,263) $   2,539
PER SHARE DATA:*
Income (loss) from continuing operations...................  $   (2.17) $   (2.94) $   (3.18) $   (0.57) $    0.90
Income (loss) from discontinued operations.................                 (0.20)     (0.32)       .07
Extraordinary gain (a).....................................                                                   0.36
Net income (loss)..........................................  $   (2.17) $   (3.14) $   (3.50) $   (0.50) $    1.26
Cash Dividends.............................................     --         --         --         --         --
Weighted average shares*...................................      2,284      2,332      2,392      2,551      2,065
BALANCE SHEET DATA
Film costs.................................................  $   1,001  $  10,656  $  13,127  $  10,614  $  10,736
Total assets...............................................      2,488     15,078     27,949     35,409     50,411
Indebtedness...............................................        562        249        179        366        179
Shareholders' Equity.......................................     (2,749)     1,979      9,796     18,786     21,856

------------------------

(a) Consists of the utilization of a net operating loss carryforward

* Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

    YEARS ENDED JUNE 30, 1996 AND 1995

    Operations for the fiscal year ended June 30, 1996 ("fiscal 1996") resulted in a loss from continuing operations of $4,959,716, compared to a loss from continuing operations of $6,851,458 for the fiscal year ended June 30, 1995 ("fiscal 1995"). The loss for fiscal 1996 is primarily the result of a $3,262,478 loss on the sale of interests in joint ventures relating to four theatrical films, and from the continued decline in film distribution revenue. The loss for fiscal 1995 is due to a substantial decline in revenues, as compared to the previous fiscal year, and certain write-offs, including film costs and receivables resulting from the settlement of litigation with Home Box Office Inc. ("HBO"), costs associated with the sale or abandonment of film development projects and unrecoverable distribution costs.

    Revenues declined 34% to $1,010,826 for fiscal 1996 from $1,521,434 for fiscal 1995. Revenues for both periods reflect the continued licensing of rights in the Company's library of feature films. There were no new films which became available for delivery to the Company in either period, partly due to prior management's failure to acquire rights to new film projects.

    Costs related to revenues for fiscal 1996 exceeded film distribution revenues by $35,473, primarily due to the write-off of unrecoverable distribution costs. For fiscal 1995 costs related to revenues exceeded revenues by $3,223,896, primarily due to write-offs of approximately $2,518,000 associated with the settlement of litigation with Home Box Office, Inc., and write-offs of film development projects, film assets acquired in settlement of loans receivable and unrecoverable distribution costs.

    As of January 2, 1996, the Company entered into an agreement with its joint venture partner to sell its related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures. As a result of the sale, the assets and obligations of the joint ventures, heretofore included in the consolidated financial statements of the Company, were eliminated, including approximately $3,485,000 of funds held in joint venture accounts, net film costs of approximately $6,051,000, payable due to producers and participants of approximately $7,244,000, deferred income of $520,000 and other net obligations of approximately $272,000.

    Selling, general and administrative expenses decreased $2,140,156 (58%) to $1,565,307 for fiscal 1996 from $3,705,463 for fiscal 1995. The reductions in expenses is a direct result of new management's efforts to eliminate unnecessary overhead. Expenses for fiscal 1996 reflect significant decreases in personnel and related expenses, rent (due to the closure of the New York office and the relocation of the Los Angeles office) and professional fees.

    The decrease in interest income for fiscal 1996 is due to a reduction in the average available cash balances, including funds held in joint venture accounts.

    Interest expense increased to $97,701 for fiscal 1996 from $19,498 for fiscal 1995. The increased interest resulted primarily from the private placement sale of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes in August and October 1995.

    The Company did not recognize any tax benefits related to its losses from operations for the 1996 and 1995 fiscal years due to its inability to carry-back such losses to prior years.

    As of June 30, 1996, the Company had federal net operating loss carryforwards, for tax purposes, of approximately $27,000,000, expiring through 2011, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

    The Company's principal activity has been the acquisition of rights in either completed motion pictures or motion pictures in development or pre-production, and the licensing of these rights to subdistributors in foreign countries. As of June 30, 1996, the Company had agreements in principle with subdistributors relating to distribution commitments or guarantees of approximately $6 million that had not been recognized in the statement of operations, an increase of $4.9 million from June 30, 1995. The Company will recognize these guarantees in revenues and the costs related to such revenue when motion pictures are completed and available for delivery. It is possible that changes in schedules and cancellations of pictures may defer and/or reduce the amounts of revenues that will be recognized in later periods.

    YEARS ENDED JUNE 30, 1995 AND 1994

    Revenues declined 90% to $1,521,434 for fiscal 1995 from $14,797,040 for the fiscal year ended June 30, 1994 ("fiscal 1994"). The decline in revenues is due to the unavailability of financing to acquire rights to new film projects, and the cancellation of the output agreement with HBO. There were no films which became available for delivery in fiscal 1995. Revenues for fiscal 1994 were largely attributable to the initial availability of four motion pictures produced by HBO.

    Film costs exceeded film distribution revenues for fiscal 1995 due primarily to the write-off of approximately $2,518,000 of film costs and receivables resulting from the settlement of a lawsuit with HBO, the write-off of approximately $401,000 associated with the sale or abandonment of film development projects, and the write-off of approximately $394,000 of film assets acquired in settlement of loans receivable for ATC II, Inc., and the write-off of unrecoverable distribution costs on films of approximately $357,000. Film costs as a percentage of revenues for fiscal 1994 were 91%. Film costs for fiscal 1994 also reflect provision for doubtful accounts, the write-downs of two pictures to net realizable value and the write-off of costs related to certain abandoned film projects.

    Selling, general and administrative expenses decreased 36% to $3,705,463, compared to $5,757,010 for fiscal 1994. The decrease in expenses is largely due to cost cutting measures implemented by management because of the decline in revenues, partially offset by increased legal and professional fees and costs associated with the proxy contest. Fiscal 1994 expenses also included the write-off of $311,000 of costs incurred in connection with an abandoned financing transaction and the write-off of $203,000 of costs associated with an abandoned acquisition.

    The loss for fiscal 1994 includes a provision for loss on investment of $3,363,829 attributable to its investment in ATC II Corp.

    The Company did not recognize any tax benefits related to its loss from operations for fiscal 1995 due to its inability to carryback such losses to prior years. The Company recorded benefits for income taxes of $179,000 for fiscal 1994 attributable to pretax losses from continuing operations. The benefit is lower than expected based on the pretax losses due to limitations on the Company's ability to carryback such losses to prior years.

    The loss from discontinued operations of $458,193 for fiscal 1995 includes the write off of $393,588 of film rights acquired in settlement of loans made by ComEnt Funding Corp. ("CFC"), the Company's finance subsidiary, and $64,605 of loss from operations of Global Intellicom, the shares of which were acquired in December 1994 and sold in April 1995. The loss from discontinued operations of $765,566 for fiscal 1994 was associated with the discontinued operations of CFC and includes the write-off of deferred costs, including the balance of deferred start up costs related to the formation of CFC.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company held approximately $463,000 of cash.

    In many instances, the Company acquires the rights to motion picture productions prior to their completion. As a result, there may be a substantial delay between the time the Company enters into distribution agreements with producers and sub-distribution agreements with foreign sub-distributors and the time it recognizes revenues and generates cash from each production.

    As of June 30, 1996, the Company had an outstanding commitment of approximately $2.7 million for the acquisition of distribution rights relating to the motion picture "Wuthering Heights", which obligation is included in the consolidated statement of financial condition. In September, 1996 the Company reached a verbal understanding with Paramount, pursuant to which the Company believes that Paramount will agree to cancel outstanding indebtedness of $2.7 million in full, in exchange for which the Company agreed to (i) relinquish all further distribution rights "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; (iii) guarantee that Paramount will collect a total of $500,000 in sales revenues from existing distribution agreements no later than January 15, 1997. The Company anticipates that existing license agreements will yield at least $450,000 in revenue prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions), thereby minimizing the Company's exposure under the guarantee to Paramount.

    In the past, the Company has been dependent on obtaining outside financing to acquire distribution rights to films. New management has reduced the Company's reliance on outside financing by placing more emphasis on acquiring distribution rights through arrangements which require lower or no advance payments. At present, the Company is not able to secure distribution rights by issuing letters of credit or advancing significant production funds, as it has in the past.

    New management have taken significant steps to recapitalize the Company.

    In August and October 1995, the Company received net proceeds of $219,250 and $50,750, respectively, from the private placement of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes.

    In January 1996, the Company entered into an agreement to sell its interest in joint ventures relating to four theatrical motion pictures, pursuant to which it received net proceeds of $1.5 million.

    In August 1996, the Company entered into an agreement, pursuant to which the Company agreed to grant subdistribution rights in, and to sell other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company will receive a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after the closing. In addition, the Company will retain a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. Additionally, the purchaser will provide the Company with a $500,000 revolving line of credit to be secured by accounts receivable and other contractual rights acquired by the Company. As part of the transaction, the Company will grant 100,000 stock options, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction closed on October 7, 1996.

    In September 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1 million shares of the Company's common stock in consideration for $750,000 cash and warrants to purchase up to 2 million shares of common stock.

    The Company had no material commitments for capital expenditures as of June 30, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The response to this Item is submitted as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    This item is incorporated herein by reference to the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders of the Company under the caption headings "Election of Directors," "Executive Officers of the Company," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.  EXECUTIVE COMPENSATION.

    This item is incorporated herein by reference to the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders of the Company under the caption headings "Executive Compensation," "Options/Stock Appreciation Rights," "Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table," "Director Compensation," "Compensation Agreements, Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Report and Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    This item is incorporated herein by reference to the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders of the Company under the caption heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    This item is incorporated herein by reference to the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders of the Company under the caption heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(2) See (a)(1) above.

(a)(3) Exhibits

  3.1 Articles of Incorporation, as amended through June 30, 1995(1)

  3.2 Amendments to Articles of Incorporation filed in March and June, 1996(8)

  3.3 By-laws(1)

  4.1 Indenture between Odyssey and Continental Stock Transfer and Trust Company ("Continental") dated as of July 15, 1987(1)

  4.2 Form of Supplemental Indenture between Continental and the Company(1)

  4.3 Form of Common Stock Certificate(1)

  4.4 Form of options granted of officers, directors and 5% stockholders(2)

  4.5 Form of Warrant issued to purchasers parties to the 1995 Private Placement completed September 30, 1995(5)

  4.6 Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30,
     1995(5)

  4.7 Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April 1995(5)

  4.8 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the
     Company for warrants issued during the fiscal year ended June 30, 1996(8)

  4.9 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R.
     Greenwald)(7)

  4.10 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider(7)

  4.11 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith(7)

 10.1 1989 Long Term Incentive Plan(1)

 10.2 Agreement of Settlement and Release, dated October 2, 1995, by and between Home Box Office, Inc. and Odyssey(5)

 10.3 Private Placement Memorandum used in connection with 1995 Private Placement (the "1995 Private Placement Memorandum")(5)

 10.4 Supplement to the 1995 Private Placement Memorandum(5)

 10.5 Supplement No. 2 to the 1995 Private Placement Memorandum(5)

 10.6 Supplement No. 3 to the 1995 Private Placement Memorandum(5)

 10.7 Settlement Agreement, dated as of March 31, 1995, by and between the Company, Odyssey, Global Intellicom, Inc., N. Norman
     Muller, Thomas W. Smith, David Mortman, Robert Ferraro, the CECO Shareholders Committee, Lawrence Schneider, Robert E.
     Miller, Henry Schneider, Robert Hesse, Shane O'Neil, Patrick Haynes, Russell T. Stern, Jr., Thurston Group, Inc., The Insight
     Fund, L.P. and Lois Muller(3)

 10.8 Memorandum of Agreement, dated as of August 24, 1995 between the Company and Multipix Communications, Inc.(4)

 10.9 Termination Agreement, dated as of January 2, 1996, between Regency International Pictures, B.V. and Odyssey Distributors
     B.V.(6)

 10.10 Employment Agreement dated October 1, 1995, between the Company and Stephen R. Greenwald(6)

 10.11 Employment Agreement dated October 1, 1995, between the Company and Lawrence I. Schneider(6)

 10.12 Employment Agreement dated October 1, 1995, between the Company and Ira N. Smith(6)

 10.13 Agreement, dated March 6, 1996, between Communications and Entertainment Corp. and its wholly-owned subsidiary, Odyssey
     Distributors, Ltd.(7)

 10.14 Severance and Consulting Agreement, dated March 26, 1996, between the Company and Shane O'Neil, and related modifying agreement dated March 28, 1996(7)

 10.15 Management Agreement between the Company and Stephen R. Greenwald, dated March 6, 1996, superseding the Employment Agreement dated October 1, 1995(8)

 10.16 Management Agreement between the Company and Lawrence I. Schneider, dated March 6, 1996, superseding the Employment Agreement dated October 1, 1995(8)

 10.17 Management Agreement between the Company and Ira N. Smith, dated March 6, 1996, superseding the Employment Agreement dated
     October 1, 1995(8)

 10.18 Addendum to Management Agreements of Messrs. Schneider, Greenwald and Smith(8)

 10.19 Joint Venture Letter between the Company and Film Bridge International, Inc., dated March 11, 1996(8)

 10.20 Lease for office premises at 1875 Century Park East, Suite 2130, Los Angeles, California, dated May 9, 1996(8)

 10.21 Agreement dated August 29, 1996, between the Company and Kinnevik Media Properties, Ltd.(8)

 10.22 Agreement dated September 6, 1996 between the Company and Mr. David Somerstein(8)

 21.1 Subsidiaries of the Registrant(3)

------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 33-34627.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 33-43371.

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed April 12, 1995, File No. 0-18954.

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed August 30, 1995, File No. 0-18954.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18954.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.

(8) Filed herewith.

(b) Reports on Form 8-K

   No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) See (a)(3) above.

(d) None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMUNICATIONS AND ENTERTAINMENT CORP.

Dated: October 10, 1996         By:           /s/ STEPHEN R. GREENWALD
                                     -----------------------------------------
                                               Stephen R. Greenwald,
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ LAWRENCE I. SCHNEIDER     Co-Chairman in the Office         10/10/96
------------------------------    of Chairman; Director
    Lawrence I. Schneider

   /s/ STEPHEN R. GREENWALD     Chief Executive Officer;          10/10/96
------------------------------    Co-Chairman in the Office
     Stephen R. Greenwald         of Chairman; Director

       /s/ IRA N. SMITH         President; Co-Chairman in         10/10/96
------------------------------    the Office of Chairman;
         Ira N. Smith             Director

  /s/ ROBERT E. MILLER, JR.     Director                          10/10/96
------------------------------
    Robert E. Miller, Jr.

     /s/ MARVIN GROSSMAN        Exec. Vice-President &            10/10/96
------------------------------    Chief Financial Officer
       Marvin Grossman            (Principal Financial and
                                  Accounting Officer)

                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                      -----------
Report of Independent Accountants...................................................................  F-2
Financial Statements:
  Consolidated Balance Sheets as of June 30, 1996 and 1995..........................................  F-3
  Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994............  F-4
  Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the Years Ended June 30,
    1996, 1995 and 1994.............................................................................  F-5
  Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994............  F-6
  Notes to Consolidated Financial Statements........................................................  F-7-F-22

    All schedules have been omitted because the requested information is not required, or, because the information required is included in the financial statements or notes thereto.

                                          1880 Century Park
                                          East            Telephone 310 553 6030
                                          Century City
                                          West Los Angeles, CA 90067

[LOGO]
            [LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Communications and Entertainment Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Communications and Entertainment Corp. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10 to the financial statements, the Company has defaulted on payments due in August and October 1996 relating to notes payable. The Company has proposed to the noteholders to defer the maturity of the notes and exchange existing warrants for shares, or to cancel the notes in their entirety in exchange for shares. Both proposals are subject to registration statements becoming effective. As of October 6, 1996 several noteholders had accepted the first proposal and one noteholder had accepted the second proposal; however as some noteholders have not accepted either of the proposals, the ultimate outcome of this matter cannot be determined at present.

As discussed in Note 11, the Company is a defendant in various lawsuits. The Company has filed several counteractions and preliminary hearings and discovery proceedings on several actions are in progress. The ultimate outcome of the litigation cannot be determined at present. Not all liabilities that may result upon adjudication have been accrued in the accompanying financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has insufficient working capital to meet its current obligations and liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

             [LOGO]

Los Angeles, California
October 14, 1996

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               JUNE 30,
                                                                                     -----------------------------
                                                                                          1996           1995
                                                                                     --------------  -------------
                                                     ASSETS:
Cash...............................................................................  $      462,971  $      43,491
Funds held in joint venture accounts...............................................                      3,836,732
Accounts receivable, net of allowances of $53,788 and $288,687.....................         996,574        524,510
Film costs, net....................................................................       1,000,968     10,655,863
Other assets.......................................................................          27,945         17,702
                                                                                     --------------  -------------
                                                                                     $    2,488,458  $  15,078,298
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Liabilities:
  Accounts payable and accrued expenses............................................  $      912,629  $   1,210,455
  Due to producers and participants................................................       3,760,142     11,119,560
  Deferred revenues................................................................           3,000        520,000
  Notes and loans payable..........................................................         561,500        249,000
                                                                                     --------------  -------------
                                                                                          5,237,271     13,099,015
                                                                                     --------------  -------------
Commitments and contingencies

Shareholders' Equity (Deficit):
  Preferred stock, par value $.10; Authorized--10,000,000 shares Issued-- none.....
  Class A stock, par value $.01; Authorized--10,000,000 shares Issued-- none.......
  Common stock, par value $.01; Authorized--6,666,666 and 40,000,000 shares Issued
    and outstanding--2,591,242 and 13,693,218 shares...............................          25,913        136,932
  Capital in excess of par value...................................................      25,911,366     25,568,727
  Accumulated deficit..............................................................     (28,686,092)   (23,726,376)
                                                                                     --------------  -------------
  Total shareholders' equity (deficit).............................................      (2,748,813)     1,979,283
                                                                                     --------------  -------------
                                                                                     $    2,488,458  $  15,078,298
                                                                                     --------------  -------------
                                                                                     --------------  -------------

        The accompanying notes are an integral part of these statements.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEARS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1996           1995           1994
                                                                       -------------  -------------  -------------
REVENUES:............................................................  $   1,010,826  $   1,521,434  $  14,797,040
                                                                       -------------  -------------  -------------
EXPENSES:
  Costs related to revenues..........................................      1,046,299      4,745,330     13,514,864
  Loss on sale of joint venture interests............................      3,262,478
  Selling, general and administrative expenses.......................      1,565,307      3,705,463      5,757,010
                                                                       -------------  -------------  -------------
                                                                           5,874,084      8,450,793     19,271,874
                                                                       -------------  -------------  -------------
  Operating loss.....................................................     (4,863,258)    (6,929,359)    (4,474,834)

OTHER INCOME (EXPENSES):
  Interest income....................................................          1,243         97,399         79,959
  Interest expense...................................................        (97,701)       (19,498)       (28,216)
  Provision for loss on investment...................................                                   (3,363,829)
                                                                       -------------  -------------  -------------
  Loss from continuing operations before provision for income
    taxes............................................................     (4,959,716)    (6,851,458)    (7,786,920)
  Benefit for income taxes...........................................                                      179,000
                                                                       -------------  -------------  -------------
  Loss from continuing operations....................................     (4,959,716)    (6,851,458)    (7,607,920)
  Loss from discontinued operations..................................                      (458,193)      (765,566)
                                                                       -------------  -------------  -------------
  Net loss...........................................................  $  (4,959,716) $  (7,309,651) $  (8,373,486)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Loss per share:
  Loss from continuing operations....................................  $       (2.17) $       (2.94) $       (3.18)
  Loss from discontinued operations..................................                         (0.20)         (0.32)
                                                                       -------------  -------------  -------------
    Net loss.........................................................  $       (2.17) $       (3.14) $       (3.50)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Weighted average common shares outstanding*........................      2,283,611      2,331,579      2,391,550
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

------------------------

* Shares outstanding for all periods have been adjusted to give effect to a 1 for 6 reverse stock split on March 18, 1996.

        The accompanying notes are an integral part of these statements.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                  CLASS A STOCK              COMMON STOCK
                             ------------------------  -------------------------
                                            AMOUNT                     AMOUNT      CAPITAL IN                      TREASURY
                                           ($.01 PAR                  ($.01 PAR     EXCESS OF     ACCUMULATED       STOCK
                               SHARES       VALUE)        SHARES       VALUE)       PAR VALUE       DEFICIT        AT COST
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------
Balances--June 30, 1993....    2,554,132   $  25,541     13,436,974  $   134,370  $  27,934,663  $   (8,043,239) $ (1,264,986)
  Purchase of 402,200
    shares of treasury
    stock..................                                                                                          (616,815)
  Treasury shares retired
    and cancelled..........                                (977,000)      (9,770)    (1,872,031)                    1,881,801
  Conversion of Class A
    stock..................     (213,429)     (2,134)       136,055        1,360            774
  Net loss.................                                                                          (8,373,486)
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------
Balances--June 30, 1994....    2,340,703      23,407     12,596,029      125,960     26,063,406     (16,416,725)      --
  Conversion of Class A
    stock..................     (254,148)     (2,541)       162,012        1,620            921
  Cancellation of
    unexchanged shares.....     (520,740)     (5,207)       (62,973)        (630)         5,837
  Automatic conversion of
    Class A stock to
    Common.................   (1,565,815)    (15,659)       998,150        9,982          5,677
  Dividend of shares of
    subsidiary.............                                                            (507,114)
  Net loss.................                                                                          (7,309,651)
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------
Balances--June 30, 1995....      --           --         13,693,218      136,932     25,568,727     (23,726,376)      --
  One-for-six reverse stock
    split..................                             (11,409,029)    (114,090)       114,090
  Issuance of shares to
    officers in payment of
    notes..................                                 307,053        3,071        228,949
  Cash payments in lieu of
    fractional shares on
    conversion of Class A
    stock..................                                                                (400)
  Net loss.................                                                                          (4,959,716)
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------
Balances--June 30, 1996....      --           --          2,591,242  $    25,913  $  25,911,366  $  (28,686,092)      --
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------
                             -----------  -----------  ------------  -----------  -------------  --------------  ------------


                                 TOTAL
                             SHAREHOLDERS'
                                EQUITY
                               (DEFICIT)
                             -------------
Balances--June 30, 1993....  $  18,786,349
  Purchase of 402,200
    shares of treasury
    stock..................       (616,815)
  Treasury shares retired
    and cancelled..........
  Conversion of Class A
    stock..................
  Net loss.................     (8,373,486)
                             -------------
Balances--June 30, 1994....      9,796,048
  Conversion of Class A
    stock..................
  Cancellation of
    unexchanged shares.....
  Automatic conversion of
    Class A stock to
    Common.................
  Dividend of shares of
    subsidiary.............       (507,114)
  Net loss.................     (7,309,651)
                             -------------
Balances--June 30, 1995....      1,979,283
  One-for-six reverse stock
    split..................
  Issuance of shares to
    officers in payment of
    notes..................        232,020
  Cash payments in lieu of
    fractional shares on
    conversion of Class A
    stock..................           (400)
  Net loss.................     (4,959,716)
                             -------------
Balances--June 30, 1996....  $  (2,748,813)
                             -------------
                             -------------

        The accompanying notes are an integral part of these statements.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE YEARS
                                                                                        ENDED JUNE 30,
                                                                              ----------------------------------
                                                                                 1996        1995        1994
                                                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations.......................................  $(4,959,716) $(6,851,458) $(7,607,920)
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Loss on sale of joint venture interest................................   3,262,478
      Amortization of film costs............................................     634,179   2,149,723   1,465,593
      Additions to film costs...............................................    (185,401)    (72,259) (3,978,027)
      Other depreciation and amortization...................................      44,307     187,219      94,539
      Provision for loss on investment......................................                           3,363,829
      Equity in losses of subsidiary held for sale..........................                  64,605
      Gain on sale of shares of subsidiary..................................                  (5,062)
      Issuance of shares of subsidiary stock in payment of legal fees.......                 155,905
      Issuance of shares of stock to officers in payment of deferred
        compensation........................................................     232,020
      Cash payments in lieu of fractional shares............................        (400)
      Decrease (increase) in assets net of sale of joint venture interest:
        Funds held in joint venture accounts................................     352,723  (1,799,603) (1,586,376)
        Accounts receivable, net............................................    (406,331)  9,998,736   4,134,846
        Other...............................................................      (5,500)    258,007      98,023
      (Decrease) increase in liabilities net of sale of joint venture interest:
        Accounts payable and accrued expenses...............................    (199,628)   (576,731)    221,572
        Issuance of note in payment of legal fees...........................                  70,000
        Due to producers and participants...................................    (115,701) (4,616,323)  2,671,157
        Deferred revenues...................................................       3,000      38,875  (1,144,621)
                                                                              ----------  ----------  ----------
  Net cash used in continuing operations....................................  (1,343,970)   (998,366) (2,267,385)
                                                                              ----------  ----------  ----------
  Discontinued operations:
    Net loss................................................................                (458,193)   (765,566)
    Amortization............................................................                 393,588     368,971
                                                                              ----------  ----------  ----------
  Total from discontinued operations........................................      --         (64,605)   (396,595)
                                                                              ----------  ----------  ----------
  Net cash used in operations...............................................  (1,343,970) (1,062,971) (2,663,980)
                                                                              ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections of loans relating to lending activities.......................                 393,588   1,421,172
  Acquisition of fixed assets...............................................      (6,550)    (10,633)    (26,092)
  Investment in Global Intellicom, Inc......................................              (1,049,002)
  Proceeds from the sale of Global Intellicom, Inc. shares..................                 326,440
  Proceeds on sale of joint venture interest................................   1,500,000
  Costs relating to investment..............................................                            (119,961)
                                                                              ----------  ----------  ----------
  Net cash provided by (used in) investing activities.......................   1,493,450    (339,607)  1,275,119
                                                                              ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of Senior Notes................................     270,000
  Net repayment of debt relating to finance subsidiary lending activities...                            (187,217)
  Purchase of treasury stock................................................                            (616,815)
                                                                              ----------  ----------  ----------
  Net cash provided by (used in) financing activities.......................     270,000      --        (804,032)
Net increase (decrease) in cash.............................................     419,480  (1,402,578) (2,192,893)
Cash at beginning of period.................................................      43,491   1,446,069   3,638,962
                                                                              ----------  ----------  ----------
Cash at end of period.......................................................  $  462,971  $   43,491  $1,446,069
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest................................................................  $   10,778  $   19,498  $   20,260
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
    Income taxes............................................................  $        0  $    3,200  $   11,196
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
NON CASH INVESTING AND FINANCING ACTIVITIES:
  Dividend of shares of Global Intellicom, Inc..............................              $ (507,114)
                                                                                          ----------
                                                                                          ----------
  Receipt of film assets in settlement of loans receivable from ATC II,
    Inc.....................................................................                 393,588
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

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    a) PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and majority owned or controlled joint ventures. All significant intercompany accounts have been eliminated.

    In March 1989, the Company entered into a joint venture pursuant to which the Company and a non-affiliated entity co-financed and co-produced a theatrical motion picture entitled "Q&A", in which the Company had a 50.01% ownership interest. In March 1990, the Company entered into two 50% joint ventures (in which the Company exercised contractual control) with the same entity to acquire the foreign distribution rights of and distribute two motion pictures, "Switch" and "Guilty By Suspicion". In December 1991, the Company entered into a 50% joint venture (in which the Company exercised control) with the same entity to acquire the foreign distribution rights of and to distribute the motion picture "This Boy's Life". The assets, liabilities, revenues and expenses of the joint ventures have been included in the consolidated financial statements of the Company. Minority interests in operations and in net assets in these joint ventures have been included in film costs and due to producers and participants in the consolidated statements of operations and of financial condition, respectively. In January 1996, the Company sold its interests in the joint ventures (See Note 4).

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    b) REVENUE RECOGNITION:

    Revenues from foreign theatrical, home video, television and pay television licensing contracts are recognized when the film is available for exhibition by the licensee and when certain other conditions are met. Revenues from domestic theatrical distribution of films are recognized as the films are exhibited.

    Virtually all of the Company's revenues for the fiscal year ended June 30, 1996 and approximately 62% of the revenues for the fiscal year ended June 30, 1995, were from foreign distribution rights. For fiscal 1996, approximately 50.2% of revenues were derived from one picture. One picture accounted for approximately 28.3 % of revenues for the year ended June 30, 1995. For the year ended June 30, 1994, four movies, all of which were produced by HBO, accounted for 23.5%, 21.3%, 19.3% and 16.8% of revenues.

    c) FUNDS HELD IN JOINT VENTURE ACCOUNTS:

    Funds held in joint venture accounts represent cash in accounts which require signatures of both joint venture partners for withdrawals. Sufficient balances are maintained in the accounts to cover estimated obligations for residuals and profit participations relating to motion pictures produced under the joint ventures.

    d) FILM COSTS:

    Film costs include (1) cost of production, (2) investment in distribution rights, (3) marketing and distribution expenses, and (4) development costs. Film costs are amortized, and estimated residual and participation costs are accrued, on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total ultimate gross film revenues from all sources.

    Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Ultimate revenue and cost forecasts for films are periodically reviewed by management and revised when

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, additional amortization is provided to fully recognize such loss.

    e) PROPERTY AND EQUIPMENT:

    Depreciation of property and equipment is provided by the straight-line method over their estimated useful lives of up to eight years.

    Maintenance and repairs are expensed as incurred. The cost of renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resultant gain or loss is included in current year operations.

    f) EARNINGS (LOSS) PER SHARE:

    Earnings (loss) per share are computed using the weighted average number of common shares outstanding during the respective periods, adjusted for the dilutive effect, if any, of outstanding stock options and warrants. On March 6, 1996, the Board of Directors announced a one-for-six reverse stock split (the "Reverse Stock Split") which became effective on March 18, 1996. For comparative purposes, the number of weighted average common shares outstanding and loss per share reported in the accompanying consolidated statements of operations, and share data included in the notes to the consolidated financial statements, have been adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

    g) USE OF ESTIMATES:

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in financial statements. Actual results could differ from those estimates.

    h) FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short-term maturity.

    i) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

    In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles to be disposed of and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company will apply this Statement beginning in fiscal 1997. The adoption of FAS 121 is not expected to have a material effect on the financial statments of the Company.

    In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("FAS 123"). This statement establishes methods of accounting for stock-based compensation plans. FAS 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply Accounting Principles Board Opinion 25 for measurement of stock compensation and will provide the disclosure required by FAS 123 beginning in fiscal 1997. The adoption of FAS 123 is not expected to have a material effect on the financial statements of the Company.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

2. CHANGE IN MANAGEMENT CONTROL:

    In January 1995, a group of shareholders of the Company (the "CECO Shareholders Committee") launched an effort to change the senior management and Board of Directors of the Company.

    Pursuant to a settlement agreement (the "Settlement Agreement") dated as of March 31, 1995, among the members of the CECO Shareholders Committee, the Company, the Company's subsidiary, Odyssey Entertainment Ltd. ("Odyssey"), Global Intellicom, Inc. and each of the directors of the Company at the time of signing, a change in the entire Board of Directors occurred on April 12, 1995.

3. RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS:

    The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements.

    Operations for the year ended June 30, 1996 resulted in a loss primarily due to a loss of approximately $3.3 million on the sale of the Company's interest in joint ventures relating to four theatrical motion pictures, and due to insufficient revenues to offset normal expenses.

    Since the change in management control in April 1995, new management has embarked on a program to reverse the unfavorable results by significantly reducing overhead, taking steps to recapitalize the Company, and acquiring rights to existing film libraries and new pictures in development or pre-production.

    Overhead has been significantly reduced by closing the New York office and by making significant reductions in personnel related costs.

    In August and October 1995, the Company received net proceeds of $219,250 and $50,750, respectively, from the private placement of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes (See Note
10).

    In January 1996, the Company entered into an agreement to sell its interest in joint ventures relating to four theatrical motion pictures pursuant to which it received net proceeds of $1,500,000 (See Note 4).

    In August 1996, the Company entered into an agreement, pursuant to which the Company agreed to grant subdistribution rights in, and to sell other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company will receive a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after the closing. In addition, the Company will retain a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. Additionally, the purchaser will provide the Company with a $500,000 revolving line of credit to be secured by accounts receivable and other contractual rights acquired by the Company. As part of the transaction, the Company will grant 100,000 stock options, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction closed on October 7, 1996 (See Note 15).

    In September 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1 million shares of the Company's common stock in consideration for $750,000 cash and warrants to purchase up to 2 million shares of common stock (See Note 15).

    During fiscal 1996, the Company acquired rights in twenty one films, including eleven completed films, nine of which were disposed of in accordance with the August 1996 agreement discussed above, and

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

3. RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS: (CONTINUED) ten new films, which will be available for distribution in 1997. Additionally, the Company has entered into certain "first-look" and "second-look" agreements with film producers with respect to new film projects. The amount that the Company has expended with regards to these pictures is minimal. Generally the films that the company represents are financed by the producers of the film, through independent bank financing, utilitzing the license agreements generated by the Company as collateral for production loans. The Company has assumed no financial obilgation with respect to these pictures as of this date, except for committments for writing services in the amount of $40,000 of which $20,000 has already been paid.

4. SALE OF JOINT VENTURE ASSETS:

    As of January 2, 1996, the Company entered into an agreement (the "Agreement") with Regency International Pictures, B.V., its joint venture partner, to sell its interest in the related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures, entitled "Q&A," "Switch," "Guilty By Suspicion" and "This Boy's Life." The joint venture is defined as the distribution agreements related to the aforementioned four motion pictures. Individual agreements were created to finance, produce and distribute each picture and to share in revenues generated from the exploitation of them. Joint venture pictures were accounted for in the same manner as any other picture that the Company distributed. Pursuant to the Agreement, the Company received $1,500,000 in exchange for all of its interest in the net assets and obligations of the joint ventures. In addition, the Company retained a contingent interest in certain receivables, not to exceed $212,500, and a contingent interest in future revenues from the pictures.

    Results of operations for the fiscal year ended June 30, 1996 reflect write-downs of approximately $3,262,000 in the carrying value of the Company's interest in the films as a result of the consummation of the transaction.

5. INVESTMENT IN GLOBAL INTELLICOM, INC.:

    On December 8, 1994, the Company acquired 3,300,000 shares of Global Intellicom, Inc. ("Global") and subsidiaries, a Nevada corporation, for $1,000,000, representing 66% of Global's 5,000,000 outstanding shares of common stock. Simultaneously and pursuant to a contract of sale entered into by Tech Acquisition Corp. ("Tech") (a wholly-owned subsidiary of Global) on October 28, 1994, Global purchased certain net assets of AMCOM Business Centers Corp.("AMCOM") (a Pennsylvania corporation) subject to certain liabilities and obligations. On December 8, 1994 Tech changed its name to AMCOM Business Centers Corp.

    AMCOM is a wholesale distributor of computer hardware and related products and serves customers throughout the United States.

    The total purchase price of the net assets of AMCOM was $5,280,000, $2,224,000 of which was paid to the sellers at closing. The balance of the purchase price of $3,056,000 is payable by Global in installments equal to 1% of gross sales effective January 1, 1994 (as defined by agreement) in quarterly installments through December 1995 and monthly thereafter until the obligation is satisfied. In addition, Global agreed to reimburse AMCOM stockholders for all income taxes incurred by them with respect to their distributive share of AMCOM's taxable income for the period January 1, 1994 through the closing date.

    During the quarter ended March 31, 1995, the then Board of Directors of the Company declared a dividend to its shareholders consisting of 1,700,000 shares of the common stock of Global, and also

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

5. INVESTMENT IN GLOBAL INTELLICOM, INC.: (CONTINUED) delivered 522,641 shares of Global common stock to its former outside counsel in payment of outstanding legal fees. Further, as of March 31, 1995 the then Board of Directors entered into the Settlement Agreement with the CECO Shareholder Committee which, among other things, provided for the sale of the Company's remaining interests in Global to persons affiliated with the prior Board. The sale closed on April 12, 1995.

6. DISCONTINUED OPERATIONS:

    For the quarter ended December 31, 1994, the Company's investment in Global was accounted for as a purchase. However, due to the subsequent sale of all of the Company's interest in Global, the accompanying consolidated financial statements have been reclassified to reflect the investment in Global as a discontinued operation.

    In March 1994, the Company discontinued the operations of its finance subsidiary, ComEnt Funding Corp. Accordingly, the consolidated financial statements have been reclassified to reflect ComEnt Funding as a discontinued operation for all periods presented. The loss from discontinued operations for the year ended June 30, 1994 included $368,971 of amortization expense related to the capitalized costs incurred in connection with the formation of ComEnt Funding Corp. The remaining assets of ComEnt Funding, comprised primarily of loans receivable aggregating $393,588 as of June 30, 1994, were written off and included in discontinued operations in fiscal 1995.

7. FILM COSTS:

    Film costs are comprised of the following:

                                                                            JUNE 30,
                                                                   ---------------------------
COMPONENT                                                              1996          1995
-----------------------------------------------------------------  ------------  -------------
Films released, at cost..........................................  $  2,750,000  $  47,320,463
Less accumulated amortization....................................     1,798,290     36,744,600
                                                                   ------------  -------------
                                                                        951,710     10,575,863
                                                                   ------------  -------------

Projects in development..........................................        49,258         80,000
                                                                   ------------  -------------

Total film costs.................................................  $  1,000,968  $  10,655,863
                                                                   ------------  -------------
                                                                   ------------  -------------

    Based on the Company's estimates of gross revenues as of June 30, 1996, approximately 60%-70% of unamortized film costs applicable to released and/or distributable films will be amortized during the three years ending June 30, 1999; approximately 70%-80% will be amortized during the five year period ending June 30, 2001.

    The terms under which the Company licenses films to subdistributors in foreign markets generally provide for the exploitation of the films in all media, including theatrical exhibition, video and all forms of television, for a period of 5 to 7 years; however, the Company may sell rights for certain media separately. In general, films are first exhibited theatrically for a period of 4 to 6 months, after which they become available for distribution in the home video markets. The films become available for exhibition on pay or free television after approximately 18 to 24 months from the initial theatrical release. After the initial term

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

7. FILM COSTS: (CONTINUED)
of the license with the subdistributor, the rights revert back to the Company which may then relicense the rights for distribution in the territory.

8. DISPOSITION OF SUBSIDIARY:

    On June 30, 1991, the Company sold all of the issued and outstanding shares (the "Shares") of its wholly-owned subsidiary, Double Helix to GNG Industries of New York, Inc. ("GNG"). The Shares were sold to GNG in exchange for a secured, negotiable promissory note, in the principal amount of $3,600,000. The Note was recorded on the books of the Company at $3,243,868, which was the value of the underlying collateral on the books of Double Helix at June 30, 1991.

    In April 1993, Double Helix's lending bank sold its outstanding loan receivable from Double Helix to Carnegie Film Group, Inc. ("Carnegie"). The Company advanced $350,000 to Carnegie in connection with the transaction. The loan was senior to the indebtedness of GNG to the Company. In April 1993, Carnegie foreclosed on the loan and acquired all of the assets of Double Helix.

    In September 1993, all of the outstanding shares of Carnegie were acquired by ATC II, Inc. ("ATC"), a publicly traded company. Simultaneously, the Company agreed to exchange the Note for 1,000,000 common shares (25,000 after giving effect to a subsequent 1 for 40 reverse stock split) of ATC and $4,000,000 principal amount of 4% cumulative convertible preferred stock, convertible into common shares at $1.30 per share. In October 1993, the Company loaned Carnegie an additional $150,000.

    Carnegie defaulted on the $350,000 and the $150,000 loans, and notices of default and foreclosure were sent in March and April 1994. In May 1994, the Company filed legal action against ATC, Carnegie and others. In September 1994, the Company and ATC entered into a settlement agreement whereby ATC agreed to effect the transfer of Carnegie assets pledged as collateral. The settlement also included a restructuring of ATC whereby ATC effected a 1 for 40 reverse stock split and issued the Company 900,000 shares, par value $.01 per share, of Series B convertible preferred stock paying a 7% cumulative dividend quarterly, in exchange for the $4,000,000 principal amount of 4% cumulative convertible preferred stock previously held by the Company. Each share of the Series B preferred stock is convertible into one share of ATC common stock. The Company retained the 25,000 shares of ATC common stock in its possession.

    Due to a decline in the market value of the common shares and due to the deterioration of the business of ATC, the Company recorded a provision for loss on its investment in the amount of $3,363,829 in the year ended June 30, 1994.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

9. INCOME TAXES:

    Following is a reconciliation of the statutory federal tax rate, as it applies to the loss from continuing operations, to the effective rates for the years ended June 30:

                                                  1996                      1995                      1994
                                                 AMOUNT          %         AMOUNT          %         AMOUNT          %
                                              -------------  ---------  -------------  ---------  -------------  ---------
Federal tax (benefit) at statutory rates....  $  (1,686,000)     (34.0) $  (2,329,000)     (34.0) $  (2,475,000)     (34.0)
Vaulation allowance.........................      1,686,000       34.0      2,329,000       34.0      2,296,000       31.5
                                              -------------  ---------  -------------  ---------  -------------  ---------
    Total...................................  $          --        (--) $          --        (--) $    (179,000)      (2.5)
                                              -------------  ---------  -------------  ---------  -------------  ---------

    The tax provision is reflected at the effective annual tax rate for the year and consists of:

                                                            1996         1995         1994
                                                         -----------  -----------  -----------
Federal benefit........................................  $       (--) $       (--) $  (179,000)
State provision........................................          (--)          --           --
                                                         -----------  -----------  -----------
                                                         $       (--) $       (--) $  (179,000)
                                                         -----------  -----------  -----------

    At June 30, 1996, the Company had a federal net operating loss carry forward, for tax purposes, of approximately $27,000,000, expiring through 2011. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earnout limitation").

    Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years became effective for the Company for its fiscal year ended June 30, 1994. The cumulative effect of adopting SFAS 109 was immaterial and was recorded in the first quarter of fiscal 1994.

10. NOTES AND LOANS PAYABLE:

    Notes and loans payable as of June 30, 1996 and 1995 include $179,000 principal amount of 6% Convertible Subordinated Debentures, due 1997.

    In April 1995, the Company issued a note in the principal amount of $70,000 to its outside legal counsel for legal services performed. The note was repayable in October 1995, together with interest at the rate of 7%. In February 1996 the note holder agreed to extend the due date to December 31, 1996. In connection with the extension, the Company granted warrants to purchase 16,667 shares of the Company's common stock at an exercise price of $1.88 per share, exercisable over a three year period. The amount of the note will be reduced, as of December 31, 1996, by one-half of the amount by which the average closing price of the stock, for the ten most recent trading days, exceeds the exercise price of the warrants.

    In August and October 1995, the Company received net proceeds of $219,250 and $50,750, respectively, from the private placement of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes (the "Notes"). The Notes are repayable with interest on the earlier of (a) the closing of a public offering of the Company's equity securities from which the Company receives gross proceeds of at least $10,000,000, or (b) one year from the issuance date. The Company also granted to the purchasers of the Notes an aggregate of 26,042 warrants (the "Warrants"), 20,833 of which are exercisable at $2.83 per

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

10. NOTES AND LOANS PAYABLE: (CONTINUED) share and 5,209 of which are exercisable at $2.37 per share. Each of the Warrants is exercisable at any time beginning one year after the date of issuance and expiring four years after the date of issuance.

    The Notes and interest were not repaid as scheduled. In August 1996, the Company sent letters to all Note holders requesting extension of the due date to December 15, 1997. In exchange, the Note holders were offered two alternative proposals. In the first proposal, existing warrants will be exchanged, subject to the Company's registration statements becoming effective, for registered shares of the Company's common stock in an amount equal to 20% of the principal amount of the Note, with shares valued at $.75 per share. Alternatively, Note holders can exchange their Notes, subject to the Company's registration statements becoming effective, for registered shares of the Company's common stock in an amount equal to 150% of the principal amount of the Note, with shares valued at the price at the effective date of the registration. In both proposals the interest on the Notes will be paid when due. As of October 10, 1996, the Company had received elections from Note holders representing $212,500 principal amount of Notes, of which $162,500 elected the first proposal. Accordingly, the maturity date of those notes have been extended to December 15, 1997. Note holders representing $50,000 principal elected the second proposal to exchange their notes for shares of the Company's common stock. The remaining notes for $100,000 have not been paid on their respective due dates, although the Company have not yet received any indication from those noteholders that they will not consider one of the two alternative proposals offered. The Company has paid current interest on all of the notes through the first anniversary date of the respective notes.

11. COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS:

    The Company presently leases office space in Los Angeles pursuant to an operating lease expiring in May 1998, which provides for monthly rental payments of $5,301. Minimum payments under the lease aggregate $63,612 and $58,311 for the fiscal years ending June 30, 1997 and 1998, respectively.

    The Company is party to a lease at 800 Third Avenue, New York, New York 10022, which will terminate in 1997. The Company vacated such office space during the year ended June 30, 1995. In September 1995 the landlord filed an action against the Company (see "Litigation"). Rent expense for the years ended June 30, 1996, 1995 and 1994 was $38,772, $297,287 and $489,559, respectively.

    The Company has entered into various agreements for the distribution of new pictures. Generally, the films that the Company represent are financed by the producers of the film, through independent or bank financing, utilizing the license agreements generated by the Company as collateral for production loans. The Company has assumed no financial obligations with respect to these pictures as of this date, except for committments for writing services in the amount of $40,000, of which $20,000 has already been paid.

  LITIGATION:

    On December 20, 1990, a suit was filed against the Company seeking the payment of $300,000 for certain investment banking services allegedly provided. In October 1991, the Court granted a judgment in favor of the plaintiff. The judgment is stayed pending the determination of an action brought by the Company against the plaintiff described below. The Company has posted a non-collateralized bond pending the results of an appeal. In a separate action, the Company filed a complaint against the plaintiff claiming that services alleged to have been performed were never performed and demanding the return of funds and securities paid by the Company. In October 1994, the plaintiff filed a voluntary bankruptcy

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED) petition under Chapter 11 of the United States Code. Consequently, the Company's action has been automatically stayed. The Company has filed a proof of claim.

    On or about September 11, 1992, Joseph Duignan brought an action in the Superior Court of New Jersey, Mercer County, entitled Joseph Duignan v. Double Helix Films Limited Partnership No. 1, L.P. Double Helix Films, Inc., Cinecom International Films, Film Gallery, Inc., Stan Wakefield, Jerry Silva, Arthur Altarac and Anthony Tavone (MIR-l-4262-92). Jerry Silva, the only defendant who was served, is former Vice Chairman of the Board of Directors of the Company. Mr. Silva has demanded that the Company indemnify him gainst any expenses, judgments, and amounts paid in settlement of the action. The Company contends that it is not required to indemnify Mr. Silva because he breached his fiduciary duties to the Company.

    Mr. Duignan claims that he invested $75,000 to acquire a partnership interest in Double Helix Films Limited Partnership No. 1 and that Mr. Silva forged or caused to be forged his signature on a Subscription Agreement dated July 28, 1986. The Complaint alleges claims for rescission, unjust enrichment (against Double Helix), conversion, fraud, breach of contract, breach of fiduciary duty and breach of covenants of good faith and fair dealing (against Mr. Silva and Double Helix). Mr. Duignan seeks to recover compensatory damages, including but not limited to, his alleged $75,000 investment, punitive damages and attorney's fees. Mr. Silva has answered the Complaint.

    On December 30, 1994, an individual, who allegedly served as President of Double Helix Films from about July 1991 until about March 1993, filed action against the Company, Norman Muller, a former Chairman and CEO of the Company, and others in which he alleges among other things breach of an oral agreement to pay him $152,000 (which he allegedly advanced for the benefit of Double Helix) and to give him 19.5% ownership interest in its corporate successors. He also alleges a claim for intentional infliction of emotional distress against Mr. Muller. He seeks to recover unspecified compensatory, punitive, exemplary and emotional distress damages. The trial date has been set for February 1997. Mr. Muller has demanded that the Company indemnify him against any expenses, judgements and amounts paid in settlement. The Company contends that it is not required to provide indemnification.

    In another matter, the alleged former President of Double Helix, filed a cross complaint in August 1995 against the Company, Double Helix and Norman Muller in which he seeks indemnification, apportionment of fault and declaratory relief in connection with another action in which he was named as a defendant. In addition to compensatory damages, he seeks punitive and exemplary damages, emotional distress damages and attorney's fees. The Company has answered the cross-complaint, and a trial date has been set for February 1997.

    On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a complaint against the Company's subsidiary, Odyssey Distributors, Ltd. They allege that Odyssey collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of two pictures. The complaint alleges claims for breach of contract and breach of fiduciary duty and seeks damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996 the Court dismissed the Complaint. No arbitration has yet been commenced in this action.

    In August 1995, G.P. Productions, Inc. ("GP") and Greenwich Subject Films, Inc. ("Greenwich") commenced an action entitled G.P. Productions, Inc., and Greenwich Studios, Inc. v. Double Helix Films,

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Inc., Communications and Entertainment, Inc., Krishna Shaw, Gerald Muller and Norman Muller in the United States District Court, Southern District of Florida (Case No. 95-1188). Mr. Muller has demanded that the Company indemnify him against any expenses, judgments and amounts paid in settlement of the action. The Company contends that, by virtue of Mr. Muller's breaches of fiduciary duty and violation of his obligations to the Company, it is not required to provide indemnification.

    GP and Greenwich allege that they are the exclusive owners of the films "The Gallery" and "South Beach". They assert claims for copyright infringement, unfair competition, breach of contract, accounting, conversion, civil theft, conspiracy and fraudulent conveyance. The Complaint demands a recall of the films, an attachment, preliminary and permanent injunctive relief, an accounting, and unspecified compensatory, punitive and treble damages. The Company has made a motion to dismiss the action for lack of personal jurisdiction and lack of venue. The motion is pending.

    In September 1995, the agent for the landlord for the premises in New York City previously occupied by the Company filed a Summons and Verified Complaint against the Company. The plaintiff alleges that it is due $66,694 from the Company (plus interest) for rent allegedly owed during the period from April through September, 1995. The Company vacated the premises on April 12, 1995. Summary judgment was awarded to the plaintiff and a judgment was entered for $74,142 in May, 1996. The Company has a motion pending for reconsideration of the matter on the grounds that the landlord wrongfully refused to consider and accept a subtenant for the balance of the term of the lease. In July, 1996, the landlord commenced a second action for $121,000 for rent allegedly owed during the period from October 1995 through July 1996. The Company has not yet filed an Answer in this action and is seeking an extension of time in which to answer pending the resolution of its motion for reconsideration in the prior action.

    In October 1995, Canon Financial Services filed a complaint, in which it claims that it is due $47,499.83, plus damages, pursuant to a lease agreement. The Company has filed an Answer in this action and plaintiff has made a motion for summary judgment which is being defended by the Company.

    In January 1996, a former director brought an action against the Company on a promissory note in the amount of $25,000. The plaintiff obtained a summary judgment but has not yet moved to enforce it. The Company is considering whether or not it has a claim for indemnification against former management in connection with the issuance of the note..

    In January 1996, an action was filed against the Company in which the plaintiff seeks damages in the amount of $33,849.98 for legal services rendered. The complaint was served on the Company in April 1996. The Company has filed an answer in this action and an arbitration hearing has been scheduled for October 1996.

    In March 1996, an action was filed against the Company in which the plaintiff claims that she is due $17,920.49 pursuant to a promissory note previously issued to her. The Company has filed a cross-claim seeking offsets against the amount due and other damages.

    On or about March 25, 1996, a class action complaint was filed against the Company. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc., in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. The complaint was served on the Company in July 1996. The Company made a motion to dismiss the action and a hearing has been scheduled for October 1996. The Company's former Chairman has demanded that

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED) the Company indemnify him against any expenses, judgments and amounts paid in settlement of the litigation. The Company contends that it is not required to provide such indemnification.

    The Company was advised on October 10, 1996 that Film Bridge International, Inc. filed a Complaint against the Company in a Los Angeles court on September 18, 1996 seeking declaratory relief with respect to the Joint Venture. The Company is in the process of seeking restraining orders establishing its rights in the Joint Venture. The Company has not yet been served in this action.

    In the Private Lessons Partnership v. Carnegie Film Group, Inc., Monogram Pictures Corp., Filmways Entertainment Corp., ATC, Inc., Krishnah Shah, Lonnie Romati, Gerald Muller, Jerry Minsky and Does 1-100 (California Superior Court, Los Angeles County, Case No. BC091840), the plaintiff asserted claims for breach of oral contract, fraud in the inducement and fraudulent conveyance against Mr. Shah, seeking damages in the amount of $315,000, plus further unspecified compensatory damages and punitive damages. In August 1995, Mr. Shah filed a cross-complaint against the Company, Double Helix Films and Norman Muller for indemnification, apportionment of fault and declaratory relief. In addition to compensatory damages, he seeks punitive and exemplary damages, emotional distress damages and attorney's fees. The Company has answered the cross-complaint and a trial has been scheduled for February 1997.

    Management believes that the outcome of aforementioned matters and all other outstanding litigation will not, after consideration of reserves, have a materially adverse impact on the financial condition or results of operations of the Company.

12.  SHAREHOLDERS' EQUITY:

    On March 6, 1996 the Board of Directors of the Company approved a one-for-six reverse stock split of the outstanding shares of the Company's Common Stock (the "Common Stock"). The Reverse Stock Split was effective as of March 18, 1996 (the "Record Date"). On the Record Date, each six shares of the Company's then outstanding Common Stock (the "Old Common Stock") were automatically converted into one share of the new Common Stock, par value $.01 per share (the "New Common Stock").

    No fractional shares of New Common Stock were issued. Rather, holders of Old Common Stock who are entitled to receive fractional shares of New Common Stock will be rounded up to the nearest whole share of New Common Stock.

    The Reverse Stock Split resulted in a net reduction of 11,408,973 in the number on Common Shares outstanding, including 1,995 shares issuable due to the rounding up of fractional shares.

    Except for the number of shares of Common Stock outstanding after the Reverse Stock Split, the Old Common Stock and the New Common Stock are identical.

    On February 14, 1995, the then Board of Directors of the Company declared a dividend payable to holders of record on February 24, 1995 ("the Dividend Record Date") of the Company's common stock and Class A stock. The dividend consisted of 1,700,000 shares of common stock, $.01 par value per share, of Global that were owned by the Company. Holders of the Company's common stock and Class A Stock received .1233 and .0786 shares, respectively, of Global common stock for each share of the Company's stock. The dividend was recorded as a reduction of capital in excess of par value.

    The shares of Global common stock were distributed to an escrow agent on the Dividend Record Date pending registration of the shares. The Securities and Exchange Commission declared Global's

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

12.  SHAREHOLDERS' EQUITY: (CONTINUED)
registration statement effective as of September 1, 1995 and, accordingly, the escrow agent was authorized to distribute the dividend shares.

    Communications and Entertainment Corp. was originally formed to consummate the mergers of Double Helix Films, Inc. ("Double Helix") and Odyssey Entertainment Ltd. pursuant to the Agreement and Plan of Merger dated September 22, 1989 ("the Merger Agreement"). On September 6, 1990 the shareholders of Double Helix and Odyssey approved the Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of common stock of Odyssey was convertible into one share of Class A stock of the Company and each share of Double Helix common stock was convertible into one share of the Company's common stock. Prior management's instructions to the transfer agent required that any shares of Odyssey or Double Helix outstanding at the time of the Merger not tendered to the Company's transfer agent for exchange by March 31, 1995 should be canceled. Accordingly, 86,790 shares of the Class A stock and 10,496 shares of the common stock reserved for exchange were canceled. The par value of the shares canceled, of $5,837, was transferred to capital in excess of par. Current management is investigating the basis for prior management's instructions to the transfer agent.

    Additionally, in accordance with the Company's charter, all outstanding shares of the Company's Class A stock, automatically converted, on March 31, 1995, into shares of the Company's common stock at a rate of .6375 shares of common stock for each share of Class A stock.

    The Company's outstanding 6% Convertible Subordinated Debentures are convertible into common stock at a price of $75 per share. As of June 30, 1996, Debentures in the aggregate principal amount of $179,000 can be converted into an aggregate of 1,522 shares of common stock.

    In September 1992, the former Board of Directors approved a stock buyback program, authorizing the purchase of as many as three million shares of the Company's common stock from time to time in the open market. Through June 30, 1994, the Company had purchased 162,833 shares with an aggregate cost of $1,881,801. During the year ended June 30, 1994, the former Board of Directors authorized the retirement and cancellation of all shares purchased under the buyback program.

13.  STOCK OPTIONS AND WARRANTS:

    The number of options and warrants, and exercise prices in the following paragraphs have been restated to give effect to a 1 for 6 Reverse Stock Split in March 1996.

    The Company has an Incentive Stock Option Plan (The "Option Plan") for its key employees providing for the granting of options to acquire common stock. The maximum number of shares of common stock subject to the Option Plan is 75,000, plus 5% of any increase in the number of issued shares after the effective date of the Merger, excluding any increase due to stock awards to key employees or as result of the conversion of Class A stock. The price for the shares covered by each option will not be less than 100% of the fair market value at the date of grant (110% for holders of more than 10% of the company's common stock). Options granted expire ten years from the date of grant (five years for holders of more than 10% of the Company's common stock).

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

13.  STOCK OPTIONS AND WARRANTS: (CONTINUED)
    A summary of options under the plan is as follows:

                                                                     SHARES    EXERCISE PRICE
                                                                    ---------  ---------------
Outstanding, June 30, 1993*.......................................     63,250  $   5.04-$15.54
Granted...........................................................     19,167  $   9.00-$13.86
Canceled..........................................................    (22,917) $   9.00-$15.36
                                                                    ---------

Outstanding, June 30, 1994*.......................................     59,500  $   5.04-$15.54

Canceled..........................................................    (59,500) $   5.04-$15.54
                                                                    ---------

Outstanding, June 30, 1995........................................        -0-
                                                                    ---------

Outstanding, June 30, 1996........................................        -0-

------------------------

*   All exercisable.

    The Company issued an aggregate of 134,854 warrants to the purchasers of common stock of the Company sold in private placements during fiscal 1992. The exercise prices range from $18.00 to $25.50 per share. 21,024 of such warrants were exercised during 1992 at $18.00 per share. During the years ended June 30, 1995, 1994 and 1993, 58,652, 53,500 and 608 warrants, exercisable at $25.50,
$18.00 and 18.00 per share, respectively, expired, unexercised. The balance of the warrants, exercisable at $18.00 per share, expired unexercised in July 1996.

    An additional 70,833 warrants and options were granted during the year ended June 30, 1992 to outside consultants for services in connection with private placements. The exercise prices range from $12.00 to $25.50 per share. 8,333 of such options were exercised in 1992 at $12.00 per share. 4,167 options, exercisable at $16.50 per share, expired, unexercised, during fiscal 1993. The balance expired, unexercised, during fiscal 1995.

    In fiscal 1992, the Board of Directors approved the grant of options, to purchase 6,000 shares to the outside directors of the Company, for their services as directors, at an exercise price of $18.96 per share. An additional 6,000 options were granted during fiscal 1993 to the outside directors, at an exercise price of $10.08. The options to the directors have not yet been issued.

    During the year ended June 30, 1993, 8,333 options were granted outside of the plan, at an exercise price of $9.00, to an officer in connection with an employment agreement. Such options expired during fiscal 1995. Additionally, 1,667 options were granted, at an exercise price of $9.00, to a director of the Company for services rendered. Such options were exercisable as of June 30, 1996.

    During fiscal 1993, warrants to purchase 12,500 shares were also granted to outside consultants, for services rendered, at an exercise price of $13.14 per share. Warrants to purchase 70,833 shares were granted to outside consultants for services rendered during fiscal 1994, at exercise prices ranging from $7.50 to $21.00. 66,667 of such warrants, exercisable at $9.00 to $21.00 per share, expired unexercised during fiscal 1996. The balance of the warrants, were exercisable at June 30, 1996, at a price of $7.50 per share.

    In April 1995, following the change in management control, the Board of Directors authorized the issuance of 8,333 options to each of five new Directors and 16,667 options to the president of the

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

13.  STOCK OPTIONS AND WARRANTS: (CONTINUED)
Company. The Board also authorized the issuance of a total of 10,000 options to two outside consultants for services in connection with the proxy contest. All such warrants are exercisable for a four year period commencing October 13, 1995 at $3.92 per share.

    In August and October 1995, the Company issued an aggregate of 26,041 warrants to purchasers of 12% Senior Unsecured Notes sold in private placement. The exercises prices ranged from $2.37 to $2.83 per share. None of such warrants were exercisable as of June 30, 1996. In connection with the private placement, the Company also issued 33,333 warrants to its outside counsel in consideration for legal services performed, exercisable during the three year period commencing one year from the date of issuance, at a price per share of $2.83.

    During the year ended June 30, 1996, 769,167 warrants were granted outside of the Plan to officers and directors, at exercise prices ranging from $1.50 to $2.83. All such warrants were exercisable as of June 30, 1996.

    During fiscal 1996, the Company also granted 16,667 warrants, at an exercise price of $1.88 per share, to its outside counsel in connection with the extension of a note. Additionally, warrants to purchase 167,500 shares were granted to consultants for services rendered during fiscal 1996, at exercise prices ranging from $.76 to $1.88 per share. All such warrants were exercisable as of June 30, 1996.

14. RELATED PARTY TRANSACTIONS:

    During the years ended June 30, 1994, the Company paid Dorian Industries, Inc. ("Dorian") $20,833 in consideration of consulting services rendered by N. Norman Muller, the former Chairman and Chief Executive Office of the Company, who is a consultant to Dorian.

    The firm of Goodkind, Labaton, Rudoff & Sucharow, of which David A. Mortman, a former Director of the Company was a member, received legal fees from the Company of $195,000 for the fiscal year ended June 30, 1995. Additionally, it received an aggregate of 522,641 shares of common stock of Global Intellicom, Inc., a subsidiary of the Company, valued at $155,905, in consideration of the cancellation of outstanding legal fees.

    The firm of David A. Mortman, P.C. and its predecessor firm, of which David
A. Mortman, a Director of the Company was a member, received legal fees from the Company of $16,585 and $387,987 during the fiscal years ended June 30, 1995 and 1994, respectively.

    Lawrence I. Schneider, a member of the Board of Directors of the Company and one of three Co-Chairmen in the Office of the Chairman of the Company, is a principal of Global Capital Resources, Inc., a New York based financial consulting services firm ("Global Capital"). During the 11 month period from May, 1995 through March, 1996, Global Capital rendered financial consulting services to the Company in connection with the change of management control of the Company. Such services were rendered to the Company at the agreed upon rate of $15,000 per month. However, in order to conserve the cash resources of the Company, Global Capital agreed to accept stock options from the Company in lieu of a cash payment. On March 6, 1996, the Board of Directors of the Company (with Mr. Schneider abstaining from the voting) authorized the issuance to Global Capital of stock options to purchase 83,333 shares of Common Stock of the Company, exercisable over a five-year period at the exercise price of $1.875 per share (after adjustment for the Reverse Split).

    During the fiscal year ended June 30, 1996, the law firm of Herbst & Greenwald, of which Mr. Greenwald, a director of the Company, is a member, received fees for legal services rendered to the Company in the amount of $9,075.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

15. SUBSEQUENT EVENTS:

    In August 1996, the Company entered into an agreement, pursuant to which the Company agreed to grant certain subdistribution rights in and to sell other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company will receive a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after closing. In addition, the Company will retain a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. Additionally, the purchaser will provide the Company with $500,000 revolving line of credit to be secured by accounts receivable and other contractual rights acquired by the Company. As part of the transaction, the Company will grant 100,000 stock options, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction closed on October 7, 1996.

    On August 1, 1996, the Board of Directors of the Company offered to reimburse the members of the CECO Shareholders Committee in kind for all expenses incurred by such members in connection with the change of management control of the Company affected in April, 1995. (See "Change in Control"). The Board offered to reimburse such expenses by issuing stock options to the committee members in an amount equal to one and one-third times the amount of such expenses. Robert Miller, a director of the Company, agreed to accept options to puchase 40,000 shares of the Company's Common Stock, exercisable over a five-year period at an exercise price of $.75 per share, representing the then current market price of the Company's Common Stock on the date of grant. In exchange, Mr. Miller released his claim for reimbursement of approximately $30,000 of expenses incurred by Mr. Miller in connection with the change of control. Lawrence I. Schneider, a director of the Company and also a member of the CECO Shareholders Committee, has not agreed to accept options in lieu of his claim for reimbursement of expenses in connection with the change of control. No accrual for these claims was made at June 30, 1996 as the Company does not expect to pay any amounts to these individuals.

    On September 25, 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1,000,000 shares of the Company's common stock in consideration of $750,000, or $.75 per share, payable all cash at closing. In addition, the investor will receive 1,000,000 class A warrants and 1,000,000 class B warrants, each set of warrants being exercisable over a three year period for the purchase of 1,000,000 shares of common stock at the respective exercise prices of $.75 and $1.00 per share. The closing of the transaction is contingent upon (i) shareholder approval of an amendment to the Company's Articles of Incorporation authorizing an increase in the number of authorized shares of the Company, and (ii) the effectiveness of a registration statement filed by the Company on behalf of the investor with respect to the shares purchased and the shares underlying the warrants. The investor will pay the first $50,000 of such registration costs.

    In September, 1996, the Company reached a verbal understanding with Paramount, pursuant to which the Company believes that Paramount will agree to cancel outstanding indebtedness of $2.7 million in full, in exchange for which the Company agreed to (i) relinquish all further distribution rights to "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; and (iii) guarantee that Paramount will collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. The Company anticipates that existing license agreements will yield at least $450,000 in revenue prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions), thereby minimizing the Company's exposure under the guarantee to Paramount.