Form 10-Q
period 1996-09-30
COMMUNICATIONS & ENTERTAINMENT CORP
filed 1996-11-14
CIK 863061

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE    SECURITIES
EXCHANGE ACT OF 1934


     For the Transition Period From _______ to _______

                    Commission File No. 0-18954

                  COMMUNICATIONS AND ENTERTAINMENT CORP.
          --------------------------------------------------
          (Exact name of registrant as specified in charter)

      Nevada                                    95-4269048
-----------------------                      -----------------
(State or other juris-                       (I.R.S. Employer
diction of incorporation                     Identification No.)
or organization)

1875 Century Park East, Suite 2130, Los Angeles, CA    90067
-----------------------------------------------------------------
     (Address of Principal Executive Offices)        (Zip Code)

Registrant's Telephone No., including area code (310) 229-2430


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirement for at least the past 90 days.  Yes  _x_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share --
2,670,190 outstanding shares as of November 8, 1996.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                                      INDEX
                                                          Page

Part I - Financial Information

Consolidated Balance Sheets as of                           1
 September 30, 1996 and June 30, 1996

Consolidated Statements of Operations                       2
 for the Three Month Periods Ended
 September 30, 1996 and 1995

Consolidated Statements of Cash Flows                       3
 for the Three Month Periods Ended
 September 30, 1996 and 1995

Notes to Consolidated Financial Statements                  5

Management's Discussion and Analysis of                     6
 Financial Condition and Results of Operations

Part II - Other Information                                 9

Signatures                                                 10

                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                           CONSOLIDATED BALANCE SHEETS



                                              September 30,  June 30,
                                                  1996         1996
                                              ------------  -----------
ASSETS:
 Cash                                          $   105,537   $  462,971
 Accounts receivable, net                        1,022,574      996,574
 Film costs, net                                 1,054,761    1,000,968
 Other assets                                       29,442       27,945
                                              ------------  -----------
                                                $2,212,314   $2,488,458
                                              ------------  -----------
                                              ------------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
 LIABILITIES:
  Accounts payable and accrued expenses        $  888,256    $  912,629
  Due to producers and participants             3,785,813     3,760,142
  Deferred revenues                                 3,000         3,000
  Notes and loans payable                         561,500       561,500
                                              ------------  -----------
   Total liabilities                            5,238,569     5,237,271
                                              ------------  -----------
 SHAREHOLDERS' DEFICIT:
  Preferred stock, par value $.10;
   Authorized - 10,000,000 shares
   Issued - none
  Common stock, par value $.01;
   Authorized - 6,666,666 shares
   Issued -2,670,190 and 2,591,242
   Shares                                          26,702        25,913
  Capital in excess of par value               25,955,577    25,911,366
  Accumulated deficit                         (29,008,534)  (28,686,092)
                                              ------------  -----------
  Total shareholders' deficit                  (3,026,255)   (2,748,813)
                                              ------------  -----------
                                               $2,212,314    $2,488,458
                                              ------------  -----------
                                              ------------  -----------






   The accompanying notes are an integral part of these statements.

                    COMMUNICATIONS AND ENTERTAINMENT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              FOR THE THREE MONTHS
                                                ENDED SEPTEMBER 30,
                                              ------------------------
                                                   1996         1995
                                                ----------    ---------
REVENUES:                                       $   57,251     $ 50,020
                                                ----------    ---------
EXPENSES:
 Costs related to revenues                           3,002       32,402
 Selling, general and
  Administrative expenses                          353,474      317,649
                                                ----------    ---------
                                                   356,476      350,051
                                                ----------    ---------
 Operating loss                                   (299,225)    (300,031)

OTHER INCOME (EXPENSES):
 Interest income                                         0           48
 Interest expense                                  (23,217)     (10,236)
                                                ----------    ---------
 Net loss                                        $(322,442)  $ (310,219)
                                                ----------    ---------
                                                ----------    ---------
Net loss per share                                  ($0.12)      ($0.14)
                                                ----------    ---------
                                                ----------    ---------
Weighted average common shares outstanding *      2,670,190   2,282,199
                                                ----------    ---------
                                                ----------    ---------


* Shares outstanding for all periods have been adjusted to give effect to a 1 for 6 reverse stock split on March 18, 1996.




    The accompanying notes are an integral part of these statements.

                        COMMUNICATIONS AND ENTERTAINMENT CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           FOR THE THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                           --------------------
                                                               1996     1995
                                                           ---------- ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(322,442) $(310,219)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Amortization of film costs                                --        21,994
     Other depreciation and amortization                         519        407
     Issuance of shares of stock to officers in payment
      of deferred compensation                                45,000        --
   Decrease (increase) in assets:
     Funds held in joint venture accounts                      --       379,181
     Accounts receivable, net                                (26,000)   268,517
     Film costs                                              (53,793)   (10,712)
     Other                                                      (516)     4,804
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                   (24,373)   (78,218)
     Due to producers and participants                        25,671   (478,270)
     Deferred revenues                                          --         --
                                                           ---------- ---------
   Net cash used in operations                              (355,934)  (202,516)
                                                           ---------- ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of fixed assets                                 (1,500)    (4,889)
                                                           ---------- ---------
  Net cash used in investing
   activities                                                 (1,500)    (4,889)
                                                           ---------- ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of
   Senior Notes                                                  --     219,250
                                                           ---------- ---------
  Net cash provided by
   financing activities                                          --     219,250
                                                           ---------- ---------
 Net (decrease) increase in cash and equivalents            (357,434)    11,845

 Cash and equivalents at beginning of period                 462,971     43,491
                                                           ---------- ---------
 Cash and equivalents at end of period                      $105,537    $55,336
                                                           ---------- ---------
                                                           ---------- ---------
      The accompanying notes are an integral part of these statements.

               COMMUNICATIONS AND ENTERTAINMENT CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         For the Three Months
                                                          Ended September 30,
                                                         --------------------
                                                             1996     1995
                                                         ----------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for-
  Interest                                                   --        $5,408
                                                         ----------  --------
                                                         ----------  --------
  Income taxes                                               --         --
                                                         ----------  --------
                                                         ----------  --------

























  The accompanying notes are an integral part of these statements.

                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.   - BASIS OF FINANCIAL STATEMENT PREPARATION:

          The Consolidated Financial Statements for Communications and Entertainment Corp. and subsidiaries (collectively "ComEnt" or the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 1996.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1996, (b) the results of operations for the three month periods ended September 30, 1996 and 1995 and (c) cash flows for the three month periods ended September 30, 1996 and 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues for the three month period ended September 30, 1996 did not increase substantially from the three months ended September 30, 1995. There were no films which became available for delivery in either of the periods.

     Costs related to revenues decreased to $3,002 for the 1996 Three Month Period from $32,402 for the 1995 Three Month Period.
The costs of revenues decrease is primarily due to a settlement with a producer in the amount of $25,000 for unrecouped distribution costs.

     Selling, general and administrative expenses increased $35,825 (11%) to $353,474 for the 1996 Three Month Period from $317,649 for the comparable 1995 Period. The increase is primarily due to higher legal and accounting fees.

     Interest expense increased to $23,217 for the 1996 Three Month Period from $10,236 for the comparable 1995 Three Month Period. The increased interest resulted from the private placement sale of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes in August and October 1995 and the issuance of a note payable in the amount of $70,000 in payment of legal fees.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 1996, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $27,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 1996, the Company had agreements in principle with sub-distributors relating to distribution commitments or guarantees of approximately $1.3 million that had not been recognized in the statement of operations. The Company will recognize these guarantees in revenues and the costs related to such revenues when motion pictures are completed and available for delivery. It is possible that changes in schedules and cancellations of pictures may defer and/or reduce the amounts of revenues that will be recognized in later periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company held approximately $106,000 of cash.

     In many instances, the Company acquires the rights to motion picture productions prior to their completion. As a result, there may be a substantial delay between the time the Company enters into distribution agreements with producers and sub-distribution agreements with foreign sub-distributors and the time it recognizes revenues and generates cash from each production.

     As of September 30, 1996, the Company had an outstanding obligation of approximately $2.7 million for the prior acquisition of distribution rights relating to the motion picture "Wuthering Heights", which obligation is included in the consolidated statement of financial condition. In September, 1996 the Company reached a verbal understanding with Paramount, pursuant to which the Company believes that Paramount will agree to cancel the outstanding indebtedness of $2.7 million in full, in exchange for which the Company will agree to (i) relinquish all further distribution rights to "Wuthering Heights";
(ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; and
(iii) guarantee that Paramount will collect a total of $500,000 in sales revenues from existing distribution agreements no later than January 15, 1997. The Company anticipates that existing license agreements will yield at least $450,000 in revenue prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions), thereby minimizing the Company's exposure under the guarantee to Paramount.

     In the past, the Company has been dependent on obtaining outside financing to acquire distribution rights to films. New management has reduced the Company's reliance on outside financing by placing more emphasis on acquiring distribution rights through arrangements which require lower or no advance payments. At present, the Company may not be able to secure distribution rights by issuing letters of credit or advancing significant production funds, as it has in the past.

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

     In September 1996, the Company entered into an agreement with an unaffiliated third party (subject to conditions) for the purchase of 1 million shares of the Company's common stock in consideration for $750,000 cash. The purchaser will also receive three-year warrants to purchase up to 2 million shares of common stock at an average exercise price of $ .875 per share.

     The Company had no material commitments for capital expenditures as of September 30, 1996.

PART II - OTHER INFORMATION

ITEMS 1 THROUGH 6 OF PART II ARE NOT APPLICABLE

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNICATIONS AND ENTERTAINMENT CORP.




                         By:  \s\ Ira N. Smith
                              ----------------------------
                              Ira N. Smith
                              President



                         By:  \s\ Marvin N. Grossman
                              -----------------------------
                              Marvin N. Grossman
                              Exec. Vice-President & Chief Financial
                              Officer


DATED:  November 13, 1996