Form 10-Q
period 1996-12-31
ODYSSEY PICTURES CORP
filed 1997-02-19
CIK 863061

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996
                                              -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period From _______ to _______

                    Commission File No. 0-18954
                                        --------

                        ODYSSEY PICTURES CORPORATION
                        ----------------------------
               (Exact name of registrant as specified in charter)

      NEVADA                                    95-4269048
---------------------------------------------------------------------
(State or other juris-                       (I.R.S. Employer
diction of incorporation                     Identification No.)
or organization)

1875 Century Park East, Suite 2130, Los Angeles, CA      90067
---------------------------------------------------------------------
     (Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone No., including area code (310) 229-2430
                                                 -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirement for at least the past 90 days.  Yes   x      No
                                                -----       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share --
2,736,015 outstanding shares as of February 14, 1996.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                          Page
                                                          ----
Part I - Financial Information

Consolidated Balance Sheets as of                           1
 December 31, 1996 and June 30, 1996

Consolidated Statements of Operations                       2
 for the Six and Three Month Periods Ended
 December 31, 1996 and 1995

Consolidated Statements of Cash Flows                       3
 for the Six and Three Month Periods Ended
 December 31, 1996 and 1995

Notes to Consolidated Financial Statements                  5

Management's Discussion and Analysis of                     6
 Financial Condition and Results of Operations

Part II - Other Information                                 9

Signatures                                                  12

                         ODYSSEY PICTURES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                          1996         June 30, 1996
                                                      ------------     --------------
ASSETS:
  Cash                                                  $  260,202         $  462,971
  Accounts receivable, net                               1,021,610            996,574
  Note receivable                                          300,000
  Film costs, net                                          257,543          1,000,968
  Other assets                                              22,857             27,945
                                                        ----------       ------------
                                                        $1,862,212         $2,488,458
                                                        ----------       ------------
                                                        ----------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  LIABILITIES:
    Accounts payable and accrued expenses               $1,075,740         $  912,629
    Due to producers and participants                    1,349,084          3,760,142
    Deferred revenues                                        3,000              3,000
    Notes and loans payable                                836,500            561,500
                                                        ----------       ------------
      Total liabilities                                  3,264,324          5,237,271
                                                        ----------       ------------

  SHAREHOLDERS' DEFICIT:
    Preferred stock, par value $.10;
      Authorized - 10,000,000 shares
      Issued - none
    Common stock, par value $.01;
      Authorized - 6,666,666 shares
      Issued - 2,736,015 and 2,591,242
       shares                                               27,361             25,913
    Capital in excess of par value                      25,954,918         25,911,366
    Accumulated deficit                                (27,384,391)       (28,686,092)
                                                        ----------       ------------
    Total shareholders' deficit                         (1,402,112)        (2,748,813)
                                                        ----------       ------------
                                                        $1,862,212         $2,488,458
                                                        ----------       ------------
                                                        ----------       ------------



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            ODYSSEY PICTURES CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Six Months        For the Three Months
                                                         Ended December 31,         Ended December 31,
                                                       ------------------------    ------------------------
                                                         1996           1995          1996           1995
                                                       ----------    ----------    ----------     ---------
REVENUES:                                              $3,559,210    $  108,022    $3,501,959     $  58,002

EXPENSES:
Costs related to revenues                               1,335,832     3,235,258     1,332,830     3,202,856
Selling, general and
administrative expenses                                   874,896       729,688       521,422       412,039
                                                       ----------    ----------    ----------     ---------
                                                        2,210,728     3,964,946    1,854,252      3,614,895
                                                       ----------    ----------    ----------     ---------
Operating income (loss)                                 1,348,482    (3,856,924)   1,647,707     (3,556,893)

OTHER INCOME (EXPENSES):
Interest income                                                           1,055            0          1,007
Interest expense                                          (46,781)      (34,920)     (23,564)       (24,684)
                                                       ----------    ----------    ----------     ---------
Net income (loss)                                      $1,301,701   ($3,890,789)  $1,624,143    ($3,580,570)
                                                       ----------    ----------    ----------     ---------
                                                       ----------    ----------    ----------     ---------
Net income (loss) per share                                 $0.48        ($1.70)       $0.60         ($1.57)
                                                       ----------    ----------    ----------     ---------
                                                       ----------    ----------    ----------     ---------
Weighted average common shares outstanding *            2,703,103     2,282,199     2,703,103     2,282,199
                                                       ----------    ----------    ----------     ---------
                                                       ----------    ----------    ----------     ---------
Fully diluted net income (loss) per share                   $0.39        ($1.70)        $0.48        ($1.57)
                                                       ----------    ----------    ----------     ---------
                                                       ----------    ----------    ----------     ---------
Weighted average common shares outstanding *            3,355,603     2,282,199     3,355,603     2,282,199
                                                       ----------    ----------    ----------     ---------
                                                       ----------    ----------    ----------     ---------



* Shares outstanding for all periods have been adjusted to give effect to a 1 for 6 reverse stock split on March 18, 1996.


The accompanying notes are an integral part of these statements.

                          ODYSSEY PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                  Ended December 31,
                                                             -----------------------------
                                                                1996              1995
                                                             ----------       ------------
Cash Flows from Operating Activities:
   Net income income (loss)                                  $1,301,701        ($3,890,789)
   Adjustments to reconcile net income
    to net cash provided by (used in)
     operating activities:
       Amortization of film costs                               951,710          3,178,242
       Other depreciation and amortization                       13,199                814
       Issuance of shares of stock to officers in payment
         of deferred compensation                                45,000                --
   Decrease (increase) in assets:
      Funds held in joint venture accounts                          --             352,723
      Accounts receivable, net                                  (25,036)           325,240
      Note receivable                                          (300,000)              --
      Film costs                                               (209,035)            42,957
      Other                                                       1,119             17,220
   Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                     163,111            188,093
      Due to producers and participants                      (2,411,058)          (448,634)
      Deferred revenues                                             --               --
                                                             ----------      ------------
   Net cash used in
     operations                                                (469,289)         (234,134)
                                                             ----------      ------------
Cash Flows from Investing Activities:

   Acquisition of fixed assets                                   (8,480)            (5,312)
                                                             ----------       ------------
   Net cash used in investing
     activities                                                  (8,480)            (5,312)
                                                             ----------       ------------
Cash Flows from Financing Activities:
   Note payable in settlement of Generale Bank
     complaint                                                  275,000            270,000
                                                             ----------       ------------
   Net cash provided by
     financing activities                                       275,000            270,000
                                                             ----------       ------------
Net (decrease) increase in cash and equivalents                (202,769)            30,554
Cash and equivalents at beginning of period                     462,971             43,491
                                                             ----------       ------------
Cash and equivalents at end of period                          $260,202            $74,045
                                                             ----------       ------------
                                                             ----------       ------------


The accompanying notes are an integral part of these statements.

                          ODYSSEY PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months
                                                                  Ended December 31,
                                                             -----------------------------
                                                                1996              1995
                                                             ----------       ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for-
    Interest                                                    $42,870          $ 5,408
                                                             ----------       -----------
                                                             ----------       -----------
    Income taxes                                                   --              --
                                                             ----------       -----------
                                                             ----------       -----------



                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                -----------------

1.   - BASIS OF FINANCIAL STATEMENT PREPARATION:
          The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively "Odyssey" or the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 1996.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1996, (b) the results of operations for the six and three month periods ended December 31, 1996 and 1995 and
          (c) cash flows for the six month periods ended December 31, 1996 and 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     SIX AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     Revenues for the six month and three month periods ended December 31, 1996 increased to $3,559,210 and $3,501,959 respectively, from $108,022 and $58,002 for the comparable 1995 six and three month periods. The increases are primarily related to revenue recognized in the current period from the sale of certain distribution and subdistribution rights in certain films to a third party for $1,075,000, recognition of a gain in the amount of $2,197,468 from the cancellation of a contractual obligation related to the Company's distribution rights in "Wuthering Heights", and recognition of a gain in the amount of $198,567 from the settlement of an outstanding litigation with Generale Bank (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc.

     Costs related to revenues decreased to $1,335,832 and $1,332,830 respectively, for the six and three month periods ended December 31, 1996 from $3,235,258 and $3,202,856 respectively, for the six and three month periods ended December 31, 1995. The decrease is primarily related to the write-off taken in the amount of $3,076,000 in the 1995 second quarter relating to the carrying value of the Company's joint venture interest in four theatrical motion pictures which were sold in January 1996. This was partially offset by a write-off of film costs in the amount of $951,710 relating to the termination of the Company's distribution rights in "Wuthering Heights" and a write-off of unrecouped distribution costs in the amount of $256,224 relating to the sale of distribution and subdistribution rights in certain films (as noted above).

     Selling, general and administrative expenses increased $145,208 (20%) to $874,896 for the six month period from $729,688 for the comparable 1995 period. For the 1996 three month period such expenses increased $109,383 (27%) to $521,422 from $412,039 for the 1995 three month period. The increases are primarily due to higher legal and accounting fees and costs related to the holding of the Company's annual shareholder meeting.

     Interest expense increased to $46,781 and $23,564 respectively for the six and three month period ended December 31, 1996 from $34,920 and $24,684 respectively for the three month period from $10,236 for the comparable 1995 three and nine month periods. The increased interest resulted from the private placement sale of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes in August and October 1995, the issuance of a note payable in the amount of $70,000 in payment of legal fees and from a discount of $8,174 paid in order to receive early payment of the second installment on a note receivable.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 1996, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $25,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 1996, the Company had agreements in principle with sub-distributors relating to distribution commitments or guarantees of approximately $2.3 million that had not been recognized in the statement of operations. The Company will recognize these guarantees in revenues and the costs related to such revenues when motion pictures are completed and available for delivery. It is possible that changes in schedules and cancellations of pictures may defer and/or reduce the amounts of revenues that will be recognized in later periods.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company held approximately $260,000 of cash.

     In many instances, the Company acquires the rights to motion picture productions prior to their completion. As a result, there may be a substantial delay between the time the Company enters into distribution agreements with producers and sub-distribution agreements with foreign sub-distributors and the time it recognizes revenues and generates cash from each production.

     In December, 1996 the Company and Paramount executed a settlement agreement, pursuant to which Paramount agreed to cancel the Company's contractual guarantee of $2.7 million in full, in exchange for which the Company agreed to (i) relinquish all further distribution rights to "Wuthering Heights", (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; and (iii) guarantee that Paramount will collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. Existing license agreements yielded approximately $420,000 in revenue prior to January 15, 1997 (of which the Company would be entitled to retain approximately 10% thereof in commissions), thereby minimizing the Company's exposure under the guarantee to Paramount. However, such net revenues are presently being held by Film Bridge International and have not been paid over to Paramount in connection with a separate litigation with the

Company. Accordingly, Paramount has notified the Company that it is in default under the terms of the settlement agreement. The Company believes that it has reached an agreement in principle with Film Bridge International to settle the outstanding litigation and anticipates that the funds currently being held by Film Bridge will be available for payment to Paramount within the next 30 days.

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

     In October 1996, the Company received the initial payment of $500,000 pursuant to an agreement in which the Company agreed to grant subdistribution rights in, and to sell other distribution rights to, certain films in the Company's film library for a total consideration of $1,075,000. In December, 1996 the Company received payment of the second installment in the amount of $266,826 ($275,000 minus a discount of $8,174 for early payment) thereby leaving a balance due the Company of $300,000, which is contractually due eighteen months from the closing date of the agreement which was October 7, 1996.

     In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement with Generale, the Company agreed to pay to Generale the sum of $275,000 in complete satisfaction of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30 and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000.
Interest on the installments (at the floating rate of LIBOR plus 1% per annum) will be waived provided the Company remains in compliance with the agreed upon payment schedule.

     The Company had no material commitments for capital expenditures as of December 31, 1996.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings:

          On November 21, 1996, Jerry Silva, a former director of the Company, commenced two actions against the Company, one in Supreme Court of the State of New York, and one in the Civil Court of the State of New York. The Supreme Court action seeks money damages in the amount of $500,000 for indemnification of plaintiff as a past officer and director of the Company, unjust enrichment, tortious interference with plaintiff's rights to sell his shares in the Company, and attorneys fees. The Civil Court matter is an action to collect on a promissory note in the amount of $22,500, plus attorney fees. The Company intends to vigorously contest both actions and to assert affirmative defenses and counterclaims for fraud in the inducement, failure of consideration and breach of fiduciary duty.

          On November 21, 1996, the law firm of Halpern, Klein and Halpern (counsel to Mr. Silva) commenced an action against the Company in Civil Court of the State of New York on a returned check in the amount of $5,000 for legal services allegedly rendered to the Company. The check was originally issued to plaintiff in April, 1995 in connection with the change of control of the Company at that time. The Company has filed an Answer in the action and intends to defend the matter on the basis of a failure of consideration.

ITEM 2.  Change In Securities

          In March 1995 prior management of the Company gave instructions to the Company's transfer agent to cancel 55,329 shares of the Class A stock and 10,496 shares of common stock pursuant to a Merger Agreement between Double Helix and a subsidiary of the Company. After further investigation of this transaction, current management rescinded this instruction and authorized the transfer agent to re-issue the shares previously cancelled.

ITEM 4.  Submission Of Matters To A Vote Of Security-Holders

          (a) On November 22, 1996, the Company held its annual meeting of stockholders in respect of the fiscal year ended June 30, 1996.

          (b) The following directors were elected at the annual meeting:
     Robert E. Miller, Jr., Lawrence I. Schneider, Stephen R. Greenwald, and Ira N. Smith.

          (c) At the annual meeting, the following proposals were voted upon, in addition to the election of directors:

               (i) A proposal to change the name of the Company to Odyssey Pictures Corporation ("Proposal One");
               and    (ii) A proposal to increase the number of
               authorized common shares from 6,666,666 shares to 40,000,000 shares ("Proposal Two")

          Proposal One received the following votes: 2,085,900 shares in favor, 105,133 against, and 975 abstentions. Proposal Two received the following votes: 2,032,707 shares in favor, 152,475 against, and 6,826 abstentions. With respect to the election of directors, Mr. Miller received 2,170,949 votes in favor and 116,224 against; Mr. Schneider received 2,136,949 votes in favor and 150,224 against; Mr. Greenwald received 2,170,921 votes in favor and 116,252 against; and Mr. Smith received 2,170,736 in favor and 116,437 against.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  10.1      Amendment to Articles of Incorporation
                    filed January, 1997*

          10.2      Form of Common stock Purchase Warrant,
                    dated December 2, 1996, between the
                    Company and each of G&H Media, Ltd.,
                    Lawrence I. Schneider and Ira N. Smith*

          10.3      Form of Class A and Class B Warrants to
                    be issued to equity investors upon
                    closing of private placement*

          10.4 Form of Common Stock Purchase Warrant to be issued to Gene Miller upon closing of private placement*

          10.5 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company), and Guarantee Agreement of the Company, each dated as of September 26, 1996*


          10.6      Form of Settlement Agreement with
                    Generale Bank Nederland, N.V., dated as
                    of December 18, 1996*

          10.7      Form of Subscription Agreement between
                    the Company and the equity investors*

____________________
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-20701.

     (b) Reports on form 8-K

          None.




ITEMS 3 and 5 OF PART II ARE NOT APPLICABLE

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ODYSSEY PICTURES CORPORATION



                         By:  \s\ Ira N. Smith
                              ---------------------------------
                              Ira N. Smith
                              President



                         By:  \s\ Marvin N. Grossman
                              ----------------------------------
                              Marvin N. Grossman
                              Exec. Vice-President & Chief
                              Financial Officer


DATED:  February 14, 1997