Form 10-K/A
period 1996-06-30
ODYSSEY PICTURES CORP
filed 1997-02-20
CIK 863061

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

                                COMMUNICATIONS AND ENTERTAINMENT CORP.

Dated:           , 1997         By:           /s/ STEPHEN R. GREENWALD
                                     -----------------------------------------
                                               Stephen R. Greenwald,
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ LAWRENCE I. SCHNEIDER     Co-Chairman in the Office           /  /97
------------------------------    of Chairman; Director
    Lawrence I. Schneider

   /s/ STEPHEN R. GREENWALD     Chief Executive Officer;            /  /97
------------------------------    Co-Chairman in the Office
     Stephen R. Greenwald         of Chairman; Director

       /s/ IRA N. SMITH         President; Co-Chairman in           /  /97
------------------------------    the Office of Chairman;
         Ira N. Smith             Director

  /s/ ROBERT E. MILLER, JR.     Director                            /  /97
------------------------------
    Robert E. Miller, Jr.

     /s/ MARVIN GROSSMAN        Exec. Vice-President &              /  /97
------------------------------    Chief Financial Officer
       Marvin Grossman            (Principal Financial and
                                  Accounting Officer)