Form 10-K/A
period 1996-06-30
ODYSSEY PICTURES CORP
filed 1997-02-20
CIK 863061

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

                                COMMUNICATIONS AND ENTERTAINMENT CORP.

Dated:  February 20, 1997       By:           /s/ STEPHEN R. GREENWALD
                                     -----------------------------------------
                                               Stephen R. Greenwald,
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Co-Chairman in the Office           /  /97
------------------------------    of Chairman; Director
    Lawrence I. Schneider

   /s/ STEPHEN R. GREENWALD     Chief Executive Officer;           2/20/97
------------------------------    Co-Chairman in the Office
     Stephen R. Greenwald         of Chairman; Director

       /s/ IRA N. SMITH         President; Co-Chairman in          2/20/97
------------------------------    the Office of Chairman;
         Ira N. Smith             Director

                                Director                            /  /97
------------------------------
    Robert E. Miller, Jr.

     /s/ MARVIN GROSSMAN        Exec. Vice-President &             2/20/97
------------------------------    Chief Financial Officer
       Marvin Grossman            (Principal Financial and
                                  Accounting Officer)