Form 10-Q
period 1997-03-31
ODYSSEY PICTURES CORP
filed 1997-07-03
CIK 863061

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Transition Period From _______ to _______

                   Commission File No. 0-18954

                          ODYSSEY PICTURES CORPORATION
         (Exact name of registrant as specified in charter)

      NEVADA                                     95-4269048
-------------------------------------------------------------------------
(State or other juris-                      (I.R.S. Employer
diction of incorporation                         Identification No.)
or organization)

1875 CENTURY PARK EAST, SUITE 2130, LOS ANGELES, CA  90067
--------------------------------------------------------------------------
    (Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone No., including area code (310) 229-2430


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirement for at least the past 90 days.  Yes   X      No
                                               -----        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share --
3,279,515 outstanding shares as of July 2, 1997.

                             ODYSSEY PICTURES CORPORATION

                                        INDEX


                                                         PAGE

Part I - Financial Information

Consolidated Balance Sheets as of                          1
 March 31, 1997 and June 30, 1996

Consolidated Statements of Operations                      2
 for the Nine and Three Month Periods Ended
 March 31, 1997 and 1996

Consolidated Statements of Changes In Shareholders' Equity 3
 (Deficit) for the Nine and Three Month Periods Ended
 March 31, 1997 and 1996

Consolidated Statements of Cash Flows                      4
 for the Nine and Three Month Periods Ended
 March 31, 1997 and 1996

Notes to Consolidated Financial Statements                 6

Management's Discussion and Analysis of                    8
 Financial Condition and Results of Operations

Part II - Other Information                                12

Signatures                                                 15

                             ODYSSEY PICTURES CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                         ------- ----------------------------

                                                         MARCH 31, 1997           JUNE 30, 1996
                                                         ---------------          ---------------
ASSETS:
    Cash                                                $      79,260             $    462,971
    Accounts receivable, net                                  818,825                  996,574
    Note receivable                                           300,000
    Film costs, net                                           786,615                1,000,968
    Other assets                                               20,848                   27,945
                                                         --------------            -------------

                                                        $   2,005,548             $  2,488,458
                                                         --------------            -------------
                                                         --------------            -------------

LIABILITIES AND SHAREHOLDERS' DEFICIT:
    Liabilities:
    Accounts payable and accrued expenses               $   1,643,205             $    912,629
    Due to producers and participants                       1,339,177                3,760,142
    Deferred revenues                                          21,933                    3,000
    Notes and loans payable                                   836,500                  561,500
                                                         --------------            -------------

    Total liabilities                                       3,840,815                5,237,271
                                                         --------------            -------------

Shareholders' deficit:
    Preferred stock, par value $.10;
        Authorized - 10,000,000 shares
        Issued - none
        Common stock, par value $.01;
        Authorized - 6,666,666 shares
        Issued - 3,279,515 and 2,591,242
            Shares                                             32,796                   25,913
                                                         --------------            -------------
    Capital in excess of par value                         26,358,583               25,911,366
    Accumulated deficit                                   (28,226,646)             (28,686,092)
                                                         --------------            -------------
    Total shareholders' deficit                            (1,835,267)              (2,748,813)
                                                         --------------            -------------


                                                        $   2,005,548             $  2,488,458
                                                         --------------            -------------
                                                         --------------            -------------




           The accompanying notes are an integral part of these statements.

                             ODYSSEY PICTURES CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      -----------------------------------------




                                                                     For the Nine Months          For the Three Months
                                                                       Ended March 31,               Ended March 31,
                                                               ---------------------------     -------------------------
                                                                    1997           1996            1997           1996
                                                                -----------    -----------     ----------     ----------
REVENUES:                                                         $130,226       $744,374        $42,051       $636,352
                                                                ----------     ----------      ---------     ----------
EXPENSES:
  Costs related to revenues                                        391,406        795,618        263,508        636,423
  Selling, general and
    administrative expenses                                      1,477,677      1,009,795        601,781        280,107
                                                                ----------     ----------      ---------     ----------

                                                                 1,869,083      1,805,413        865,289        916,530
                                                                ----------     ----------      ---------     ----------

  Operating loss                                                (1,738,857)    (1,061,039)      (823,238)      (280,178)

OTHER INCOME (EXPENSES):
  Other income                                                   2,263,101              0              0              0
  Interest income                                                                   1,212              0            157
  Interest expense                                                 (64,798)       (59,594)       (18,017)       (24,674)
  Loss on sale of joint
    venture interest                                                           (3,262,478)                     (186,415)
                                                                ----------     ----------      ---------     ----------

  Net income (loss)                                               $459,446    ($4,381,899)     ($841,255)     ($491,110)
                                                                ----------     ----------      ---------     ----------
                                                                ----------     ----------      ---------     ----------
  Net income (loss) per share                                        $0.16         ($1.92)        ($0.29)        ($0.22)
                                                                ----------     ----------      ---------     ----------
                                                                ----------     ----------      ---------     ----------

  Weighted average common shares outstanding *                   2,898,573      2,282,294      2,898,573      2,282,484
                                                                ----------     ----------      ---------     ----------
                                                                ----------     ----------      ---------     ----------

  Fully diluted net income (loss) per share                          $0.14         ($1.92)        ($0.25)        ($0.22)
                                                                ----------     ----------      ---------     ----------
                                                                ----------     ----------      ---------     ----------

  Weighted average common shares outstanding *                   3,398,573      2,282,294      3,398,573      2,282,484
                                                                ----------     ----------      ---------     ----------
                                                                ----------     ----------      ---------     ----------



    * Shares outstanding for all periods have been adjusted to give effect to a 1 for 6 reverse stock split on March 18, 1996.





              The accompanying notes are an integral part of these statements.

                             ODYSSEY PICTURES CORPORATION
         Consolidated Statements Of Changes In Shareholders' Equity (Deficit)
        -----------------------------------------------------------------------

                                                                                                                 Total
                                                                     Amount    Capital In                    Shareholders'
                                                  Common Stock     ($.01 Par    Excess Of      Accumulated      Equity
                                                    Shares           Value)     Par Value       Deficit        (Deficit)
                                                  -------------    -----------  -----------   --------------  -------------
Balances - June 30, 1995                         13,693,218        136,932     25,568,727    (23,726,376)     1,979,283
  One-for-six reverse stock split               (11,409,029)      (114,090)       114,090
  Issuance of shares to officers
   In payment of notes                              307,053          3,071        228,949                       232,020
  Cash payments in lieu of
   Fractional shares on
   Conversion of class a stock                                                       (400)                         (400)
  Net loss                                                                                    (4,959,716)    (4,959,716)
                                                -----------     ----------     ----------    -----------    -----------

Balances - June 30, 1996                          2,591,242         25,913     25,911,366    (28,686,092)    (2,748,813)
  Re-issue of unexchanged
   Shares previously cancelled                       65,825            659           (659)                            -
  Issuance of shares to officers
   In payment of notes                               78,948            789         44,211                        45,000
  Issuance of shares in consideration
   For services rendered                             43,500            435         33,665                        34,100
  Sale of shares to equity investors                500,000          5,000        370,000                       375,000
  Net income                                                                                     459,446        459,446
                                                -----------     ----------     ----------    -----------    -----------

Balances - March 31, 1997                         3,279,515        $32,796    $26,358,583   ($28,226,646)   ($1,835,267)
                                                -----------     ----------     ----------    -----------    -----------
                                                -----------     ----------     ----------    -----------    -----------














           The accompanying notes are an integral part of these statements.

                             ODYSSEY PICTURES CORPORATION
                        Consolidated Statements Of Cash Flows
                       ---------------------------------------


                                                                          FOR THE NINE MONTHS
                                                                               ENDED MARCH 31,
                                                                 ------------------------------------------
                                                                         1997                1996
                                                                       ----------       -------------
Cash flows from operating activities:
  Net income income (loss)                                             $459,446         ($4,381,899)
  Adjustments to reconcile net income
    To net cash provided by (used in)
    Operating activities:
       Amortization of film costs                                       951,711           3,815,641
       Decrease in (additions to) film costs                           (737,358)          5,790,699
       Other depreciation and amortization                               16,082              28,439
       Equity in loss of subsidiary held for sale                                                --
       Issuance of shares of stock to officers in payment
          Of deferred compensation                                       45,000                  --
       Issuance of shares of stock in consideratio
          For services rendered                                          34,100                  --
  Decrease (increase) in assets:
    Funds held in joint venture accounts                                     --           3,836,732
    Accounts receivable, net                                            177,749            (239,498)
    Note receivable                                                    (300,000)                 --
    Other                                                                  (505)              2,616
    Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                               730,576            (203,111)
    Due to producers and participants                                (2,420,965)         (7,559,458)
    Deferred revenues                                                    18,933            (520,000)
                                                                  -------------       -------------
  Net cash used in
    Operations                                                       (1,025,231)            570,161
                                                                  -------------       -------------

Cash flows from investing activitieS:

  Acquisition of fixed assets                                            (8,480)             (5,312)
                                                                  -------------       -------------
  Net cash used in investing
    Activities                                                           (8,480)             (5,312)
                                                                  -------------       -------------

Cash flows from financing activities:
  Net proceeds from sale of senior notes                                                    270,000
  Note payable in settlement of generale bank
    Complaint                                                           275,000                  --
  Net proceeds from private placement sale
    Of common stock                                                     375,000                  --
                                                                  -------------       -------------
  Net cash provided by
    Financing activities                                                650,000             270,000
                                                                  -------------       -------------

Net (decrease) increase in cash and equivalents                        (383,711)            834,849

Cash and equivalents at beginning of period                             462,971              43,491
                                                                  -------------       -------------

Cash and equivalents at end of period                                   $79,260            $878,340
                                                                  -------------       -------------
                                                                  -------------       -------------





           The accompanying notes are an integral part of these statements.

                             ODYSSEY PICTURES CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       ---------------------------------------



For the nine months
                                                                                   March 31,
                                                                      -------------        -----------
                                                                          1997                1996
                                                                      -------------        -----------
Supplemental Disclosures Of Cash Flow Information:

  Cash paid during the period for-
    Interest                                                            $42,870             $10,778
                                                                     ----------          ----------
                                                                     ----------          ----------

    Income taxes                                                         --                  --
                                                                     ----------          ----------
                                                                     ----------          ----------























           The accompanying notes are an integral part of these statements.

                             ODYSSEY PICTURES CORPORATION
                      Notes to Consolidated Financial Statements
                                    MARCH 31, 1997


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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 1997, (b) the results of operations for the nine and three month periods ended March 31, 1997 and 1996 and (c) cash flows for the nine month periods ended March 31, 1997 and 1996.

2.  - SALE OF COMMON STOCK:
         On February 26, 1997, the Company issued 500,000 shares of Common Stock to Equity Investors for an aggregate consideration of $375,000. It also granted warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.06 per share to these Equity Investors. The Common Stock and warrants were issued in reliance on Regulation S under the Securities Act.

3.  - FAIR VALUE OF FINANCIAL INSTRUMENTS:

         NOTE RECEIVABLE
         The carrying amount approximates fair value because of the short maturity of this instrument.

         NOTES AND LOANS PAYABLE

         The Company was unable to determine a reasonable estimate of the fair value of Notes and Loans Payable without incurring excessive costs due to the nature of these liabilities and due to the financial condition of the Company at this time.

4.   - SUBSEQUENT EVENTS

         On September 25, 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1,000,000 shares of the Company's common stock in consideration of $750,000, or $.75 per share, payable all cash at closing. In addition, the investor will receive 1,000,000 class A warrants and 1,000,000 class B warrants, each set of warrants being exercisable over a three year period for the purchase of 1,000,000 shares of common stock at the respective exercise prices of $.75 and $1.00 per share. Following the purchaser's indication of an unwillingness to consummate this transaction, the parties reached a settlement in principle in June 1997, pursuant to which the purchaser agreed to purchase 66,667 shares of common stock of the company for $50,000, or $.75 per share.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    NINE AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Revenues for the nine month and three month periods ended March 31, 1997 decreased to $130,226 and $42,051 from $744,374 and $636,352 for the comparable nine and three month periods ended March 31, 1996. There were no new films which became available for delivery in either periods.

    Costs related to revenues decreased to $391,406 and $263,508 respectively, for the nine and three month periods ended March 31, 1997 from $795,618 and $636,423 for the comparable nine and three month periods ended March 31, 1996. The decrease is primarily related to lower revenues in the current nine and three month periods than in the comparable nine and three month period. Additionally, in the nine and three month period ended March 31, 1997 the Company wrote off $165,425 of unrecoupable film costs. It also expensed $76,297 resulting from the settlement of the litigation with Film Bridge. (see ITEM 1. Legal Proceedings, "Film Bridge")

    Selling, general and administrative expenses increased by $467,882 (46.3%) to $1,477,677 for the nine month period from $1,009,795 for the comparable 1996 period. For the 1997 three month period such expenses increased by $321,674 (114.8%) to $601,781 from $280,107 for the comparable 1996 three month period. The increase is primarily related to higher salaries, legal and accounting fees and because, in the comparable nine and three month period there were significant decreases in personnel and related expenses, due to the closure of the Company's New York office and the relocation of its Los Angeles office.

Other income for the nine month period ended March 31, 1997 consisted of a $818,776 gain from the sale of certain distribution and subdistribution rights in certain films to a third party, recognition of a $1,345,758 gain from the cancellation of a contractual obligation related to the Company's distribution rights in "Wuthering Heights", and recognition of a gain in the amount of $198,567 from the settlement of an outstanding litigation with Generale Bank (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. There was no other income recognized in the respective nine month period ended March 31, 1996.

On January 2, 1996 the Company entered into an agreement with its joint venture partner to sell its related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures. As a result of this the company incurred a loss of $3,262,478 and $186,415 respectively in the nine and three month period ended March 31, 1996.

    Interest expense increased by $5,204 to $64,798 for the nine month period ended March 31, 1997 from $59,594 for the comparable 1996 period. Interest expense decreased by $6,657 to $18,017 for the three month period ended March 31, 1997 from $24,674 for the comparable 1996 period.

    The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

    As of March 31, 1997, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $26,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

    The Company's principal activities have been the acquisition of rights in either completed or to be completed motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 1997, the Company had agreements in principle with sub-distributors relating to distribution commitments or guarantees of approximately $3.7 million that had not been recognized in the statement of operations. The Company will recognize these guarantees in revenues and the costs related to such revenues when motion pictures are completed and available for delivery. It is possible that changes in schedules and cancellations of pictures may defer and/or reduce the amounts of revenues that will be recognized in later periods.

    Included in the Company's film costs is approximately $683,000 related to a film project entitled "Downrange". Pre-production on the picture was suspended in April, 1997 due to the lack of adequate production financing. Pre-production on the picture is scheduled to resume in the Fall of 1997, subject to completion of financing. Although no assurance can be given, the Company believes that it will be able to secure the necessary funding to resume pre-production on the picture. However, in the event that the Company cannot arrange such financing, the project would be terminated and the Company would be required to take a write down on film costs associated with the picture in the amount of approximately $683,000.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company held approximately $79,000 of cash.

    Net increase (decrease) in cash were $(383,711) and $834,849 for the nine months ended March 31, 1997 and 1996, respectively. Net cash provided by (used
in) operations was $(1,025,231) and $570,161 for the nine months ended March 31, 1997 and 1996 respectively. Net cash used in investing activities was $8,480 and $5,312 for the nine months ended March 31, 1997 and 1996, respectively. The net cash decrease for the nine months ended March 31, 1997 was primarily related to the use of funds in order to sustain the Company's
current operations.   This was partially offset by proceeds from the private
placement sale of common stock in the amount of $375,000 and from the receipt of the $500,000 initial payment related to the granting to Kinnevik Media Properties, Ltd. of certain subdistribution rights in, and other distribution rights to, certain films for which the Company was acting as distribution agent, and from receipt of a second installment from Kinnevik in the amount of $266,826 ($275,000 minus a discount of $8,174 for early payment). The net cash increase for the nine months ended March 31, 1996 was primarily related to the sale of the Company's approximately 50% interests in four theatrical motion pictures, of which the proceeds were $1,500,000, and from the sale of Senior Notes in the gross amount

    In many instances, the Company acquires the rights to motion picture productions prior to their completion. As a result, there may be a substantial delay between the time the Company enters into distribution agreements with producers and sub-distribution agreements with foreign sub-distributors and the time it recognizes revenues and generates cash from each production.

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

    The Company presently has outstanding a note receivable from Kinnevik Media Properties, Ltd. ("Kinnevik") in the amount of $300,000 which is due on April 7, 1998 (the "Kinnevik Note"). Through June 16, 1997, the Company has secured interim financing against the Kinnevik Note in the amount of $125,000. Such interim financing has been provided on a demand loan basis primarily from certain officers and directors of the Company. Although no assurance can be given, the Company anticipates that within the next 60 days it will be able to discount the Kinnevik Note with Kinnevik for approximately $285,000, thereby generating net proceeds to the Company of approximately $160,000 (after payment of the interim financing). In the event the Kinnevik Note is not discounted by the issuer, the Company will seek additional interim financing against the balance of the Kinnevik Note from third parties, although no assurance can be given that such financing could be arranged.

    The Company has also received a written proposal from Kinnevik for additional financing in the amount of $500,000 (the "Kinnevik Financing"), the terms of which are currently being negotiated by the Company. Such additional financing would be in the form of a long term loan or convertible preferred stock which could be prepaid or redeemed upon the occurrence of certain events. Although there can be no assurance that this transaction will be consummated, the Company anticipates that the financing will be completed prior to September 1, 1997. If completed, the proceeds of this financing, together with the net proceeds generated from the financing or discounting of the Kinnevik Note, would provide the Company with approximately $650,000 in additional funding. Such additional funding (if available) would be used to pay a long term note of the Company in the amount of $179,000 which matures in July, 1997, and to fund the Company's operating costs over a period of four to six months. However, even if the Kinnevik Financing is completed (as to which there can be no assurance), since the Company does not anticipate that it will be generating sufficient revenues to sustain its operations until approximately July, 1998, the Company will require substantial additional financing to fund its operations over the next fiscal year. Accordingly, if the Company fails to consummate either the Kinnevik Financing or any alternative or additional financing which would be required to fund the Company's operations over such period of time, there is substantial doubt that the Company would have the ability to continue as a going concern throughout the next fiscal period.

Part II - OTHER INFORMATION



ITEM 1. Legal Proceedings

    On September 18, 1996, Film Bridge International, Inc. ("Film Bridge") filed a complaint in Los Angeles County Superior Court, entitled "Film Bridge International v. Communications and Entertainment Corp., and Does 1 through 50, Inclusive," contending that the Company had breached the terms of an alleged joint venture agreement between the parties regarding the distribution rights to certain films. On December 19, 1996, the Company filed a cross-complaint against Film Bridge alleging that, since the end of June, 1996, Film Bridge had failed to furnish the Company with a proper accounting of its revenues and expenses in connection with the sale to foreign licensees of various films in which the Company had an interest and had failed to make payment of at least $450,000 to the Company for monies due and owing to the Company from the foreign sales of such films. An agreement was reached between the parties in May, 1997, as a result of which the Company received $336,000 of the monies being held by Film Bridge, with the balance being retained by Film Bridge as sales commissions and in full settlement of the litigation.


    On or about March 25, 1996, a class action complaint was filed in Los Angeles Superior Court entitled "Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp." The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its Double Helix subsidiary in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal court in the United States District Court for the Southern District of California under the caption heading of "Diana Pfannebecker v. N. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Renato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company has filed a motion to dismiss the complaint in the second action and a hearing on the motion has been scheduled for July 21, 1997. Messrs. Muller, Smith and Mortman, former directors of the Company, have asserted claims for indemnification against the Company. The Company has advised the claimants that it will not provide such indemnification, based on their wrongful actions and failure to comply with various obligations to the Company.

    On or about January 23, 1996, an action was filed in the Los Angeles Superior court entitled "Greenberg, Glusker, Fields, Claman & Machtinger v. Odyssey Distributors, Ltd., Odyssey Entertainment Ltd. and Communications and Entertainment Corporation," in which the plaintiff seeks damages in the amount of $33,849.98 for legal services rendered to the Company and its subsidiaries. The parties have reached a tentative settlement in the matter, pursuant to which the Company will pay $7,000 to plaintiff, deliver 40,000 freely tradeable shares of the Company's Common Stock to plaintiff, and deliver an additional cash amount to the extent that the aggregate market value of the shares on the date of delivery is less than $40,000. The settlement is contingent on the Company's ability to deliver fully registered shares to plaintiff on or before August 15, 1997.


    The Company has also reached tentative settlements in the matters entitled "Joseph P. Day Realty Corp. v. Communications and Entertainment Corp.," pursuant to which plaintiff (as landlord) was seeking damages in connection with a lease for premises formerly occupied by the Company at 800 Third Avenue in New York City. The plaintiff had secured a judgment for $74,142 representing a portion of the lease term and had commenced a second action seeking additional damages for the period from October, 1995 through July, 1996. Pursuant to the settlement agreement, the Company will be required to deliver 177,500 shares of the Company's Common Stock to each of the landlord and its agent in full settlement of the actions, provided the shares are fully registered and delivered prior to August 15, 1997.

    In the proceeding entitled "In The Private Lessons Partnership v. Carnegie Film Group, Inc., Monogram Pictures Corp., Filmways Entertainment Corp., ATC, Inc., Krishnah Shah, Lonnie Romati, Gerald Muller, Jerry Minsky and Does 1-100," a cross complaint filed by Mr. Shah against the Company in August, 1995 has been dismissed.


ITEM 3. Defaults Upon Senior Securities.

    In August and October of 1995, the Company concluded a private placement pursuant to which it issued unsecured promissory notes to unaffiliated investors in the aggregate amount of $312,500. The notes were due in one year but were not paid on their respective due dates on August 28 and October 3, 1996. The Company has made alternative proposals to the noteholders, one of which involves the exchange of notes for registered shares of the Company in an amount equal to 150% of the principal amount of the notes, with shares valued either at $.75 per share or the market value on the date of delivery of the shares. Noteholders representing $262,500 in notes have accepted this proposal (with all but a $50,000 noteholder electing to value their shares at $.75 per share), subject to the delivery of fully registered shares. The remaining note for $50,000 (held by a single noteholder) has not been paid and remains in default.


ITEM 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits.


         4.1       Form of Common Stock Purchase Warrant
                   issued to each of Johann Schotte, A
                   Hero from Zero N.V., Gold Leaf Pictures
                   Belgium bvba, and Chardonnay
                   Enterprises, Ltd., on February 26, 1997.

         4.2       Form of Common Stock Purchase Warrant
                   issued to each of Lawrence I. Schneider, Robert E. Miller, Jr. and Aaron Richard
                   Golub, on April 29, April 29 and June 6,
                   1997, respectively.

         4.3       Form of Common Stock Purchase Warrant
                   issued to G & H Media, Ltd. on April 29,
                   1997

         4.4       Form of Promissory Note issued to each
                   of LawrenceI.Schneider,Robert E.
                   Miller, Jr. and Aaron Richard
                   Golub, on April 23, April 23 and June
                   16,1997, respectively.

         4.5       Form of Promissory Note issued to
                   Stephen R. Greenwald on April 23, 1997.


    (b)  Reports on Form 8-K.


              On April 18, 1997, the Company filed a Report on Form 8-K (under "Item 9. Sales of Equity Securities Pursuant to Regulation S") with respect to the sale and issuance of 500,000 shares of the Company's common stock and 500,000 common stock purchase warrants to four (4) offshore investors pursuant to Rules 901 and 903(c)(2) of Regulation S.



    ITEMS 2, 4 AND 5 OF PART II ARE NOT APPLICABLE

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ODYSSEY PICTURES CORPORATION



                                  /s/ Stephen R. Greenwald
                             By:
                                 ---------------------------
                                  Stephen R. Greenwald
                                  Chief Executive Officer


                                  /s/ Marvin N. Grossman
                             By:
                                 ---------------------------
                                  Marvin N. Grossman,
                                  Exec. Vice-President and
                                  Chief Financial Officer