Form 10-K
period 1997-06-30
ODYSSEY PICTURES CORP
filed 1998-10-26
CIK 863061

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________


                         Commission file number 0-18954

                          ODYSSEY PICTURES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                             95-4269048
--------------------------------                          ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


                      1601 Elm Street, Dallas, Texas 75201
                      ------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:     (214) 720-1622

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __x___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1998 was approximately $1,879,832 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

     As of September 30, 1998 there were outstanding 5,169,285 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                              Ended June 30, 1997

                                TABLE OF CONTENTS


                                                                            Page


                                     PART I

Item 1. Business ...........................................................   1

Item 2. Properties ........................................................... 8

Item 3. Legal Proceedings ..................................................   8

Item 4. Submission of Matters to a Vote of
        Security Holders ...................................................  13

                                     PART II

Item 5. Market for Registrant's Common Stock
        and Related Stockholder Matters ....................................  13

Item 6. Selected Financial Data ............................................  14

Item 7. Management's Discussion and Analysis
        of Financial Condition and Results of Operations ...................  14

Item 8. Financial Statements and Supplementary Data ........................  17

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure .............................  41

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................  41

Item 11. Executive Compensation ............................................  43

Item 12. Security Ownership of Certain Beneficial Owners and Management ....  47

Item 13. Certain Relationships and Related Transactions ....................  48

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K .... 50

                                     PART I

Item 1.  Business


(a)  General Development of Business
     -------------------------------

     Odyssey Pictures Corporation ("Odyssey" or the "Company"), formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company. At such time, the Company had no material assets. In September 1990, Double Helix Films, Inc. ("Double Helix"), a producer of low budget films, and Odyssey Entertainment Ltd. ("OEL"), an international film distribution company, were merged with wholly-owned subsidiaries of the Company (the "Mergers"). Subsequent to the Mergers, each of Double Helix and OEL became a wholly-owned subsidiary of the Company. In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business.

     A change in the entire  Board of  Directors  of the Company  (the  "Board")
occurred on April 12, 1995 pursuant to the terms of a Settlement Agreement, dated as of March 31, 1995 (the "Settlement Agreement"), by and among Robert Hesse, Shane O'Neil, Lawrence I. Schneider, Henry N. Schneider, Robert E. Miller, Jr., Russell T. Stern, Jr. (collectively, a group of shareholders originally formed to effect a change in management control of the Company and known as the "CECO Shareholders Committee"), the Company, OEL, Global Intellicom, Inc., each of Jerry Silva, Robert Ferraro, N. Norman Muller, Thomas
W. Smith and David A. Mortman (constituting all the directors of the Company at the time of the execution of the Settlement Agreement and hereinafter referred to collectively as the "Former Directors"), and others.

     As contemplated by the Settlement Agreement, on April 11, 1995, the Former Directors increased the size of the Board from five to six directors and elected Henry N. Schneider, a designee of the CECO Shareholders Committee, a new director effective upon the closing of the Settlement Agreement. The closing of the Settlement Agreement occurred on April 12, 1995 and, upon the closing, the resignations of the Former Directors became effective. After the closing, Henry
N. Schneider, as sole remaining director of the Company, elected Lawrence I. Schneider, Russell T. Stern, Jr., Patrick J. Haynes, III and Robert E. Miller, Jr. as new directors of the Company. In addition to the change in the composition of the Board, the Settlement Agreement provided for the settlement of all outstanding litigation between the Company and the CECO Shareholders Committee. The CECO Shareholders Committee disbanded upon the closing of the Settlement Agreement. Effective September 8, 1995, each of Messrs. Haynes, Stern and Henry N. Schneider resigned as directors of the Company and were replaced by Stephen R. Greenwald and Ira N. Smith, each of whom was appointed to the Board and, together with Lawrence Schneider, elected to executive management positions to operate the business and affairs of the Company on a day-to-day basis.

     On March 6, 1996, the Company declared a reverse one-for-six stock split of its Common Stock (the "Reverse Split"), effective March 18, 1996. All share amounts and per share prices reflected in this Report have been adjusted to give effect to the Reverse Split.

     Mr. Schneider resigned his executive position in September, 1997, and in March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company. At the same time, Mr. Pierre Koshakji was appointed to the Board and elected as President of the Company. Mr. Johan Schotte expanded the Board to include additional independent directors and Messrs. Greenwald and Smith agreed to terminate their existing employment agreements in exchange for revised employment and consulting agreements. In connection with the change in management, an affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of these notes into 667,648 shares of he Company's common stock in April, 1998.

     During the early 1990s, the Company developed an excellent reputation in overseas markets for the distribution of quality motion picture entertainment, a reputation which the Company's management believes it continues to enjoy despite its recent difficulties. However, due to the changes in management control and disruptions in the continuity of the Company's business following the change in control in 1995, the Company has been unable to sustain any substantial activities in the international distribution of motion pictures.

     Under the leadership of Mr. Schotte, the Company will seek to re-establish its position as a significant distributor of quality motion pictures by establishing relationships and strategic alliances with major film studios and successful writers, directors and producers. The Company also intends to establish a permanent presence in Europe through select joint-venture partners. In this connection, the Company purchased the assets of Sweden-based Kimon Mediabright KB ("Kimon") in August, 1998, consisting of a film library with worldwide and/or Scandanavian distribution rights and Scandanavian video distribution rights to certain Hallmark Entertainment products.

     While continuing to develop and re-establish the Company's film distribution business, new management's objective going forward is to aggresively build a diverse, global media company independent in ownership from the major film and music companies. Management will seek to establish a group of domestic and international companies providing both content and distribution in film, music, publishing, sports, merchandising and other multimedia outlets. See "Business - Narrative Description of Business - Business Strategy."

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     Since the sale of its Double Helix subsidiary in 1991, the Company has been engaged in only one industry segment and line of business, the international distribution of motion pictures. See "Selected Financial Data."

(c)  Narrative Description of Business
     ---------------------------------

Foreign Sales and Distribution Operations
-----------------------------------------

     General.
     --------

     The foreign distribution of films involves two principal activities - the acquisition of rights from the licensor or the seller, usually the producer of the film, and the licensing of the distribution rights to subdistributors in foreign markets. In general, the rights obtained from the producer relate to all media, including theatrical distribution, video and all forms of television. However, the licensing of rights to subdistributors may exclude certain territories and/or media.

     It is unlikely that subdistributors would bypass the Company and deal directly with the licensors of film rights. Historically, independent licensors of film rights prefer to deal with a single sales agent/distributor rather than deal with various subdistributors in foreign markets. Consequently, even if a particular subdistributor attempted to perform the function of the Company, it is unlikely that the film's licensor would be willing to deal with such subdistributor. Furthermore, with respect to any particular film, the Company would typically enter into an exclusive distributorship arrangement, thereby precluding others from competing with the Company with respect to that film. Moreover, in certain circumstances, the Company may also provide a financing function for the production of a film which a subdistributor would generally be unable to provide. See "Terms of Distribution Agreements."

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

     The film distribution business breaks down into two broad categories:

     o Sales Agency Representation. As a sales agent, the Company would undertake to represent and license a motion picture in all markets and media on a best-efforts basis, with no guarantees or advances, for a fee of 15-20%, and typically for a term ranging from seven to fifteen years.

     o Distribution. As a distributor, the Company may provide the producer of the film a guarantee of a portion of the budget of the project. This guarantee may be in the form of a bank commitment to the producer, secured by license agreements with foreign licensees, which is used by the producer to finance the production. Typically, a distributor would receive a distribution fee of 25-35% over a term ranging from 15 years to perpetuity. In addition, the distributor may acquire a profit participation in the film project.

     Once the rights to a picture are obtained either as sales agent or distributor with minimum guarantee, the Company would then seek to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media other than satellite, although satellite is included in some subdistributors' territories. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. (Delivery occurs upon the Company's acceptance of the master negative and its obtaining access to the interpositive and certain other items necessary for the distribution of the film). In certain instances, the subdistributors' obligations for the payment due on delivery are secured by a letter of credit. Sales take place primarily at three film markets - Cannes, France in May; MIFED in Milan, Italy in October; and the American Film Market ("AFM") in Los Angeles in February.

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

Independent Film Production and Product Acquisition
---------------------------------------------------

     Overseas film distribution companies such as the Company primarily represent independent producers of motion pictures (rather than motion picture studios) in all overseas markets and all media, including theatrical release, television and home video distribution, and cable or satellite-distributed media.

     Producers seek to be independent producers of motion pictures for a variety of reasons, including greater creative control of a project and potentially a greater profit participation through the retention of the copyright or the ability to sell the film directly in particular markets. Often, young, new directors and producers have no choice but to independently produce their projects, and the motion picture industry has a long history of "breakthrough" films produced at very low cost by first time producers and directors which subsequently achieve considerable revenues. The Company has generally obtained its product from among these independently produced films rather than from major motion picture studios which typically have their own in-house distribution networks. Nevertheless, from time to time, the Company has entered into "split rights" arrangements with studios to represent a film in the overseas market.

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

Business Strategy
-----------------

     The Company's strategy is to capitalize on its reputation and the experience of its management team to build a global media company independent in ownership from the major film studios and music companies. The Company's new Board of Directors and executive management intend to integrate the Company into today's total entertainment and media environment. "Odyssey Media", or a name more appropriate, will be established as the parent to a diversified group of U.S. and international companies providing both content and distribution in film, music, publishing, sports, merchandising and other multimedia outlets.

     The value and growth of "Odyssey Media" is intended to be achieved primarily through acquisition of, and joint ventures with, established private and public media companies. Such companies may be attracted by the strategic relations and access to business that the other Odyssey media companies may provide; the international markets that Odyssey may participate in; and access to the public markets for capital and exposure.

     Such companies may be identified through the experience and the strong international entertainment, sport, banking and private investment network contacts that the executive management and Board of Directors possess. Targeted companies would be acquired primarily through issuance of new equity capital, stock swaps and other means.

     The parent company will provide each company with strong corporate governance policies, direction for its management, strategic planning guidance, control and reporting systems, marketing assistance, cross promotion and other promotional support, as well as with assistance with business and joint venture development, merger and acquisition assistance, executive and management search support, and other services. The emphasis will be to optimize each individual company's success as well as the cross-success of the entire media company. The proposed business strategy for each division of "Odyssey Media" is as follows:

Odyssey Pictures: The film production and distribution division will continue to operate as Odyssey Pictures for the purpose of providing a presence in Hollywood and New York and establishing a permanent presence in Europe through select joint-venture partners. The foreign sales agency business unit of Odyssey will be de-emphasized, since it would only be feasible as part of the Company's own distribution network, which will be expanded as soon as new Odyssey properties are ready for worldwide distribution. In order to insure a high quality regular product flow, alliances will be sought with major film studios and successful writers, directors and producers.

Odyssey Music: The music unit of Odyssey will be initiated from Europe through exploitation and music publishing of the Techno/Dance music genre due to its low investment cost versus high return, and will serve as a basis to penetrate the U.S. market. This base will allow the launch of new acts via movie sound tacks. A U.S. operation will be set up as soon as practicable.

Odyssey Publishing: Publishing will encompass all print and electronic media including multi-media and Internet services as well as the traditional products and services associated with magazines and other publications. When finally viable, Odyssey Publishing will leverage intellectual property from the other media properties, for example, book and multi-media products derived from motion pictures.

Odyssey Sports: Ownership and management of sport teams and entertainment events will be pursued at the minor and major league levels as a means of providing content and avenues of advertising, promotion, and access to business for the entire media company and its clients. It will also be pursued as an opportunity for ancillary revenues through venue management and merchandising. At present, the Company owns a minority interest in the Albuquerque Geckos, a second division professional soccer team in New Mexico.

Odyssey Merchandising: Manufacturing, sourcing, and distribution of merchandise will be pursued and grown by Odyssey as a natural business complement to all other media companies as well as a stand-alone business unit.

Strategic Objectives
--------------------

     To properly build Odyssey Media, the Company's Board and executive management will seek to implement the following strategies:

- Create and implement strong corporate governance policies and the most effective corporate infrastructure;

- Properly capitalize the Company and seek a NASDAQ listing;

- Acquire profitable media-related operations that will contribute to the Company's near-term and long term earnings;

- Leverage connections between investors and projects in Europe and the United States; identify talent and management that will augment the Company's abilities;

- Limit risk in the manner companies are acquired and investments are financed;

- Maintain a cost consciousness in acquisition, financing, production and distribution activities.

Recent Acquisitions
-------------------

     In August, 1998, the Company completed the acquisition of the assets of Sweden-based Kimon Mediabright KB ("Kimon"), valued at $4,500,000, in exchange for 4,500,000 shares of the Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. Kimon will have the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandanavian distribution rights and Scandanavian video distribution rights to certain Hallmark Entertainment products.

     In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico, and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies.

Sales of Library Films
----------------------

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

     On August 29, 1996, the Company entered into an agreement with Kinnevik Media Properties, Ltd. ("Kinnevik"), pursuant to which the Company agreed to grant to Kinnevik subdistribution rights in, and to sell to Kinnevik other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company received a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after closing. In addition, the Company retained a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. As part of the transaction, the Company granted 100,000 stock options to Kinnevik, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction with Kinnevik closed on October 7, 1996.

Recent Financings
-----------------

     In August and October of 1995, the Company concluded a private placement pursuant to which it issued unsecured promissory notes to unaffiliated investors in the aggregate amount of $312,500. The notes had a maturity date of one year and accrued interest at the rate of 12% per annum. A total of 6.25 units were sold at a purchase price of $50,000 per unit. In addition, warrants were issued to the purchasers at the rate of 4,167 warrants for each unit sold, or a total of 26,042 warrants (on a post Reverse Split basis). Each warrant certificate entitled the holder thereof to purchase one share of common stock at an exercise price of either $2.83 per share (the August warrants) or $2.37 per share (the October warrants) over a three year period commencing one year after the closing of the private placement. After paying expenses and commissions of $42,500, the Company received net proceeds of $270,000 from the private placement. The notes issued in the private placement were due to be paid by the Company upon their respective due dates on August 28 and October 3, 1996.

     The Notes and interest were not repaid as scheduled. The Company proposed that Noteholders either defer maturity of their notes and exchange existing warrants for shares, or cancel the notes and warrants in their entirety in exchange for a greater number of shares. The Company offered to register any shares issued in exchange for the notes. On August 12, 1997, the date the registration became effective, a total of $262,500 of notes were exchanged for 595,455 shares of registered stock. The remaining notes for $50,000 (held by a single investor) have not been paid and are in default.

     In September, 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1,000,000 shares of the Company's common stock (and an additional 1,000,000 warrants) in consideration of $750,000. Following a dispute between the parties concerning the satisfaction of certain conditions to closing, the parties reached a settlement in June, 1997, pursuant to which the investor purchased 66,667 shares of common stock of the Company for $50,000, or $.75 per share.

     In September, 1996, the Company reached an agreement with Paramount Pictures, pursuant to which Paramount would cancel the Company's contractual guarantee of $2.7 million in full, in exchange for which the Company agreed to
(i) relinquish all further distribution rights to "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; (iii) guarantee that Paramount would collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. Existing license agreements yielded approximately $420,000 in net revenues prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions). The Company paid $250,000 in net revenues to Paramount and is currently in negotiations with Paramount regarding the timing of the remaining $250,000 payment.

     In January, 1997, prior counsel to the Company agreed to exchange a promissory note in the face amount of $70,000 for 120,000 shares of the Company's common stock.

     In February, 1997, the Company completed the sale of 500,000 shares of common stock and 500,000 common stock purchase warrants to four offshore European investors for an aggregate consideration of $375,000. The warrants are exercisable over a three year period (expiring February 25, 2000) at an exercise price of $1.06 per share. One of the investors was Johan Schotte, who was subsequently elected as CEO of the Company in March, 1998.

     In April, 1997, Stephen R. Greenwald, Lawrence I. Schneider and Robert Miller, Jr., all directors of the Company, made loans to the company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan was payable on demand and accrued interest at the rate of 2 points over prime per annum. The notes were secured by a collateral assignment of the Company's 300,000 note receivable from Kinnevik. In consideration of making the loans, the lenders received five-year warrants to purchase shares of common stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants and Mr. Greenwald received 50,000 warrants as consideration for making the loans to the Company. In addition, two independent unaffiliated third parties made additional $25,000 loans to the Company in June and August, 1997 on the same terms and conditions as the loans made by Mr. Greenwald, Schneider and Miller. In May, 1998, the loans of Mr. Schneider and one of the unaffiliated parties were paid from the proceeds of the Kinnevik receivable. The remaining lenders agreed to a rollover of their loans (aggregating $100,000) against a second Kinnevik receivable and, in consideration, will receive an additional 50,000 warrants in the aggregate, exercisable at $1.00 per share over a three year period. In September, 1998, all but $25,000 of these loans were repaid from the proceeds of the Kinnevik receivable. The remaining lender, Robert E. Miller, Jr., a director of the Company, agreed to a rollover of his $25,000 loan on an unsecured basis for an additional six month period with interest at the rate of 10% per annum.

     In September, 1997, the Company and Kinnevik Media Properties, Ltd. executed an agreement pursuant to which Kinnevik agreed to purchase 500,000 shares of convertible, redeemable preferred stock of the Company, par value $1.00 per share, for an aggregate purchase price of $500,000. Kinnevik agreed to purchase the first $250,000 of preferred stock at the closing, an additional $125,000 of preferred stock 90 days after closing, and the final $125,000 of preferred stock 270 days (subsequently extended to 360 days) after closing. The preferred stock would bear interest at the rate of 10% per annum which would be paid in kind semi-annually by the issuance of additional shares of preferred stock at a par value of $1.00 per share. Kinnevik would have the right for a five-year period to convert the preferred stock into common stock of the Company on a share-for-share basis. The Company would have the right to redeem the preferred stock for $1.25 per share in the event the Company's common stock traded at a price of $2.00 per share or more for a period of 20 consecutive trading days. The Company agreed to help secure television distribution rights for Kinnevik from third parties, and introduce various projects to Kinnevik from time to time which may be of interest to Kinnevik. In the event Kinnevik acquires any rights as a result of any introductions made by the Company, the parties agree to mutually determine the value of such services and to redeem shares of the preferred stock at $1.00 per share based on the aggregate value of the services so determined.

     The Company received $150,000 in funding from the Augustine Fund, L.P. in July, 1998. In exchange for the financing, the Augustine Fund received a zero coupon $150,000 convertible note as well as up to 150,000 transferable warrants, exercisable at $1.60 per share for a three year period. Augustine can convert into restricted shares of the Company's common stock at a discount to the market price of Odyssey common stock at the time of conversion (i.e., at the lower of the market price on the closing date, or 80% of the market price prior to conversion). Augustine and certain Augustine associated parties were also issued a total of 45,000 shares of restricted common stock in connection with the transaction.

Competition
-----------

     The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as major motion picture studios and music companies. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.

Operations
----------

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company maintains a single office in Dallas, Texas (see "Properties") and, as of September 30, 1998, had three full-time employees, consisting of Mr. Schotte, Mr. Koshakji, and Mr. Greenwald, the CEO, President and Managing Director of the Company, respectively.

Tax Loss Carryforward
---------------------

     The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 1997, there were approximately $27,000,000 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.

Item 2.  Properties
         ----------

     The Company presently conducts its operations out of leased premises at 1601 Elm Street, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company as an accommodation by a company affiliated with Mr. Johan Schotte, the CEO of the Company. Rent expense for each of the fiscal years ended June 30, 1997, 1996, and 1995 was $69,002, $38,772, and $297,287, respectively.

Item 3.  Legal Proceedings
         -----------------

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

     On or about December 30, 1994, Krishna Shah, who allegedly served as President of Double Helix from about July 1991 until about March 1993, brought an action in the Superior Court of California, Los Angeles County, entitled Krishna Shah v. Norman Muller, Communications and Entertainment Corp., ATC II, Carnegie Film Group, Inc., Jerry Minsky, Perry Scheer, Susan Bender, Larry Myers, Robert Hesse, Double Helix Films, Inc. and Does 1-100, alleging claims for breach of an oral agreement to pay Mr. Shah $152,000 (which he allegedly advanced for the benefit of Double Helix) and to give him a 19.5% ownership interest in its corporate successors. The Company has paid Mr. Shah the sum of $15,000 in full settlement of all claims against the Company.

     In The Private Lessons Partnership v. Carnegie Film Group, Inc., Monogram Pictures Corp., Filmways Entertainment Corp., ATC, Inc., Krishna Shah, Lonnie Romati, Gerald Muller, Jerry Minsky and Does 1-100 (California Superior Court, Los Angeles County, Case No. BC091840), the plaintiff asserted claims for breach of oral contract, fraud in the inducement and fraudulent conveyance against Mr. Shah, seeking damages in the amount of $315,000, plus further unspecified compensatory damages and punitive damages. In August 1995, Mr. Shah filed a cross-complaint against the Company, Double Helix Films and Norman Muller for indemnification, apportionment of fault and declaratory relief. In addition to compensatory damages, he seeks punitive and exemplary damages, emotional distress damages and attorney's fees. The Company has answered the cross-complaint.

     On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a Complaint in the Superior Court for the State of California, County of Los Angeles, captioned Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. v. Odyssey Distributors, Ltd. and Does 1 through 100 (No. BC 127790). They allege that Odyssey Distributors, Ltd. (a subsidiary of the Company) collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of "Aunt Julia and the Scriptwriter" and "The Handmaid's Tale." The Complaint alleges claims for breach of contract and breach of fiduciary duty and demands damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996, the Court dismissed the Complaint. In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement, the Company agreed to pay to Generale the sum of $275,000 in complete settlement of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30 and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. Interest on the installments (at the rate of LIBOR plus 1% per annum) will be waived provided the Company remains in compliance with the agreed upon payment schedule. The Company and Generale later agreed upon a new payment schedule as follows: $25,000 on or before October 15, 1997 (payment was made); $30,000 on each of April 15, 1998, June 30, 1998, December 31, 1998, June 30,
1999, and December 31, 1999; and $100,000 on June 30, 2000. The Company is in receipt of a demand letter dated May 4, 1998. The letter demands that the company Cure the non-payment of a $30,000 installment due April 15, 1998. According to the agreement between the Company and Generale, the Company had ten days after receipt of the letter to cure the default. The default has not yet been cured. The consequences of not curing the default is the entry of a confession of judgment already executed by the Company for the amount of $275,000. This confession of Judgment is against Odyssey Distributors, Ltd., a wholly owned but non-operating subsidiary of the Company.

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

     GP and Greenwich allege that they are the exclusive owners of the films "The Gallery" and "South Beach". They assert claims for copyright infringement, unfair competition, breach of contract, accounting, conversion, civil theft, conspiracy and fraudulent conveyance. The Complaint demands a recall of the films, an attachment, preliminary and permanent injunctive relief, an accounting, and unspecified compensatory, punitive and treble damages. The Company's motion to transfer venue of the action was granted in November, 1995, and the case was transferred to the United States District Court for the Southern District of New York. There has been no activity in this matter since the transfer of venue in 1995.

     In September, 1995, the agent for the landlord for the premises formerly occupied by the Company at 800 Third Avenue, New York, New York, filed a Summons and Verified Complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Joseph P. Day Realty Corp. v. Communications and Entertainment Corp. The plaintiff alleged that it was due $66,694 from the Company (plus interest) for rent allegedly owed during the period from April through September, 1995. The Company had vacated the premises on April 12, 1995. Summary judgment was awarded to the plaintiff on May 22, 1996 and a judgment was entered for $74,142 on May 31, 1996. In July, 1996, the landlord commenced a second action for $121,000 for rent allegedly owed during the period from October 1995 through July 1996. The Company reached a settlement in these cases, pursuant to which the Company delivered 177,5000 registered shares of the Company's common stock to each of the landlord and its agent in full settlement of both actions.

     In October, 1995, Canon Financial Services filed a Complaint in the Superior Court of New Jersey entitled Canon Financial Services, Inc. v. Communications and Entertainment Corp. The plaintiff is claiming that it is due $47,499.83, plus damages, pursuant to a lease agreement. The Company has filed an Answer in this action and plaintiff's motion for summary judgment has been denied by the Court. No trial date has yet been set in this matter.

     In December, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note.

     In January, 1996, an action was filed against the Company in which the plaintiff sought damages in the amount of $33,849 for legal services rendered to the Company and its subsidiaries. In June, 1997, the parties reached a settlement in the matter, pursuant to which the Company agreed to pay $7,000 to plaintiff, deliver 40,000 freely tradeable shares of the Company's common stock, and deliver an additional cash amount to the extent the aggregate market value of the shares on the date of delivery was less than $40,000. Payment of the additional cash amount of $13,000 was completed in December, 1997.

     In March, 1996, an action was filed against the Company in Los Angeles Municipal Court by Judy Hart, in which the plaintiff claims that she is due $17,920 pursuant to a promissory note. The Company has filed a cross-claim seeking offsets against the amount due and other damages. On May 21, 1998, a default judgment was entered on behalf of plaintiff in the amount of $22,261. Subsequently, plaintiff filed a motion to include attorneys fees and costs in the aggregate amount of approximately $17,000. The Company is attempting to reach a settlement with plaintiff.

     In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of
California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. Messrs. Muller, Smith and Mortman, former directors of the Company, have asserted claims for indemnification against the Company. The Company has advised the claimants that it will not provide such indemnification based upon their wrongful actions and failure to comply with various obligations to the Company.

     In September, 1996, Film Bridge International, Inc. ("Film Bridge") filed a complaint in Los Angeles County Superior Court, entitled Film Bridge International v. Communications and Entertainment Corp., and Does 1 through 50, Inclusive, contending that the Company had breached the terms of an alleged joint venture agreement between the parties regarding the distribution rights to certain films. On December 19, 1996, the Company filed a cross-claim against Film Bridge alleging that, since the end of June, 1996, Film Bridge failed to furnish the Company with a proper accounting of its revenues and expenses in connection with the sale of foreign licenses of various films in which the Company had an interest and had failed to make payment of at least $450,000 to the Company for monies due and owing to the Company from the foreign sales of such films. An agreement was reached between the parties in May, 1997, as a result of which the Company received $336,000 of the monies being held by Film Bridge, with the balance being retained by Film Bridge as sales commissions and in full settlement of the litigation.

     On November 21, 1996, the law firm of Halperin, Klein & Halperin (counsel to Mr. Silva) commenced an action against the Company in the Civil Court of the State of New York on a returned check in the amount of $5,000 for legal services allegedly rendered to the Company. The check was originally issued to plaintiff in April, 1995 in connection with the change of control of the Company at that time. The Company has filed an Answer in the action and intends to defend the matter on the basis of a failure of consideration.

     In December, 1997, the Directors Guild of America ("DGA") obtained an arbitration award against Down Range Productions, Inc., a wholly owned subsidiary of Odyssey, on behalf of Kahn Brothers Pictures fso Michael Kahn, Charles Skouras, and Scott C. Harris. Down Range was ordered to pay Kahn Brothers Pictures the total sum of $155,041; Charles Skouras the sum of $32,360; and Scott C. Harris the total sum of $8,868; plus interest at 18% per annum on each of these amounts from April 1, 1997. Down Range was also ordered to pay the DGA $2,500. Down Range was also ordered to assign to the DGA all of Down Range's right, title and interest in the motion picture "Down Range," including the screenplay for the motion picture, and Down Range was enjoined from licensing the motion picture or the screenplay to any third party other than the DGA. Down Range was also ordered to pay the arbitrator $2,250.

     Kahn Brothers Pictures fso Michael Kahn also filed a claim against Down Range Productions, Inc. and the Company with the Writers Guild of America West
(WGA) for unpaid writing services on "Down Range." That claim has been settled for the amount of $15,000.

     The Screen Actors Guild (SAG) has also asserted that there are amounts owing to four actors (Dale Dye, John Philbin, Tegan West, and Kiljoy Productions fso Kathleen Wilhoite), arising out of "Down Range." The company believes that SAG has never instigated any arbitration or other proceeding to try to collect on these claims. Additionally, there were two actors, Corbin Bernsen and Jeff Fehey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims have not been resolved.

     In April, 1998, the Company reached a settlement with Mr. Jerry Silva ( a former director of the Company), regarding his actions against the Company in the Civil Court and Supreme Court of the State of New York. Mr. Silva was seeking money damages based on his claim that the Company interfered with his right to sell his shares in the Company. Mr. Silva will discontinue the matters and the Company will authorize the sale of Mr. Silva's shares in the Company under Rule 144, up to a maximum of 25,000 shares per month.

     In April, 1998, an action was commenced against the Company by Siegel & Gale, a provider of brochure materials for the Company. The lawsuit seeks payment of $48,695, plus costs, related to work done by Siegel & Gale for the Company. The Company has not yet filed an Answer in this action and is in the process of consulting with its counsel on the best course of resolving this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
         ---------------------------------------------------------------------

     The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the Nasdaq Stock Market, Inc. ("Nasdaq") on a quarterly basis for each of the two preceding fiscal years. On May 1, 1996, Nasdaq notified the Company that its shares of Common Stock were being deleted from Nasdaq's SmallCap Market, effective May 2, 1996, because the Company did not maintain a combined capital and surplus of $1,000,000, as required by Section 1(c)(3) of Schedule D of the NASD By-Laws. Since May 2, 1996, the Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol OPIX.

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

                                    Common Stock
                                    ------------

Fiscal 1996                High                        Low
-----------                ----                        ---
First Quarter             $4.00                      $2.12
Second Quarter             2.75                       1.37
Third Quarter              2.37                       1.50
Fourth Quarter             1.81                        .40


Fiscal 1997
First Quarter             $ .87                      $ .50
Second Quarter             1.37                        .43
Third Quarter              1.07                        .62
Fourth Quarter              .81                        .37


     As of September 30, 1998, there were 4576 record holders of the Company's Common Stock.

Item 6.  Selected Financial Data (in thousands, except per share data).
         --------------------------------------------------------------

     The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.

                                                               For the Years Ended June 30,
                                                      1997      1996     1995     1994     1993
Income Statement Data

Revenues.......................................      $  141    $1,011   $1,521   $14,797   $31,430
Income (loss) from continuing operations.......          69    (4,960)  (6,852)   (7,607)   (1,450)
Income (loss) from discontinued operations.....           -         -     (458)     (766)      187
Net income (loss)..............................          69    (4,960)  (7,310)   (8,373)   (1,263)

Per Share Data (1)
Income (loss) from continuing operations.......         .02     (2.17)   (2.94)    (3.18)    (.057)
Income (loss) from discontinued operations.....           -         -    (0.20)    (0.32)     0.07
Net income (loss)..............................         .02     (2.17)   (3.14)    (3.50)    (0.50)
Cash Dividends.................................           -         -        -         -         -
Weighted average shares........................       2,294     2,284    2,332     2,392     2,551

Balance Sheet Data

Film costs.....................................         120     1,001   10,656    13,127    10,614
Total assets...................................         740     2,488   15,078    27,949    35,409
Indebtedness...................................         962       562      249       179       366
Shareholders' equity...........................      (2,226)   (2,749)   1,979     9,796    18,786

(1) Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operation.
         ---------------------

Results of Operations

     Years Ended June 30, 1997 and 1996

     Operations for the fiscal year ended June 30, 1997 ("fiscal 1997") resulted in net income of $68,808, compared with a net loss of $4,959,716 for the fiscal year ended June 30, 1996 ("fiscal 1996"). The net income for fiscal 1997 is primarily due to a gain of $818,776 from the sale of certain distribution and subdistribution rights in certain films to a third party and recognition of a $1,245,758 gain from cancellation of a contractual obligation related to the Company's distribution rights in a motion picture which was partially offset by a write-off of festival costs in the amount of $249,544, litigation and settlement costs of $148,174 and a write-down in inventory costs of $435,102 relating to one motion picture. These write-offs were partially offset by a write-off of $449,163 in participation liabilities related to a library that was sold. The loss for fiscal 1996 is primarily the result of a $3,262,4798 loss on the sale of interests in joint ventures relating to four theatrical films, and from the continued decline in film distribution revenue.

     Revenues declined to $141,202 for fiscal 1997 compared to $1,010,826 for fiscal 1996. There were no new films which became available for delivery to the Company in either period.

     Costs related to revenues decreased to $565,610 for fiscal 1997 as compared to $1,046,299 for fiscal 1996. The decrease is primarily related to the fact that there were lower film revenues in the current year and from the write-offs explained above.

     Selling, general and administration expenses increased to $1,678,450 for fiscal 1997 from $1,565,307 for fiscal 1996. The increase is primarily related to higher salaries and professional fees during fiscal 1997.

     As of June 30, 1997, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $27,000,000 expiring through 2011, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these operating losses will be limited to approximately $350,000 per year.

     Years Ended June 30, 1996 and 1995

     Operations for the fiscal year ended June 30, 1996 ("fiscal 1996") resulted in a loss from continuing operations of $4,959,716, compared to a loss from continuing operations of $6,851,458, for the fiscal year ended June 30, 1995 ("fiscal 1995"). The loss for fiscal 1996 is primarily the result of a $3,262,478 loss on the sale of interests in joint ventures relating to four theatrical films, and from the continued decline in film distribution revenue. The loss for fiscal 1995 is due to a substantial decline in revenues, as compared to the previous fiscal year, and certain write-offs, including film costs and receivables resulting from the settlement of litigation with Home Box Office Inc. ("HBO"), costs associated with the sale or abandonment of film development projects and unrecoverable distribution costs.

     Revenues declined 34% to $1,010,826 for fiscal 1996 from $1,521,434 for fiscal 1995. Revenues for both periods reflect the continued licensing of rights in the Company's library of feature films. There were no new films which became available for delivery to the Company in either period, partly due to prior management's failure to acquire rights to new film projects.

     Costs related to revenues for fiscal 1996 exceeded film distribution revenues by $35,473, primarily due to the write-off of unrecoverable distribution costs. For fiscal 1995, costs related to revenues exceeded revenues by $3,223,896, primarily due to write-offs of approximately $2,518,000 associated with the settlement of litigation with HBO, and write-offs of film development projects, film assets acquired in settlement of loans receivable and unrecoverable distribution costs.

     As of January 2, 1996, the Company entered into an agreement with its joint venture partner to sell its related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures. As a result of the sale, the assets and obligations of the joint ventures, heretofore included in the consolidated financial statements of the Company, were eliminated, including approximately $3,485,000 of funds held in joint venture accounts, net film costs of approximately $6,051,000, payables due to producers and participants of approximately $7,244,000, deferred income of $520,000 and other net obligations of approximately $272,000.

     Selling, general and administrative expenses decreased $2,140,156 (58%) to $1,565,307 for fiscal 1996 from $3,705,463 for fiscal 1995. The reduction in expenses is a direct result of new management's efforts to eliminate unnecessary overhead. Expenses for fiscal 1996 reflect significant decreases in personnel and related expenses, rent (due to the closure of the New York office and the reduction of the Los Angeles office) and professional fees.

     The decrease in interest income for fiscal 1996 is due to a reduction in the average available cash balances, including funds held in joint venture accounts.

     Interest expense increased to $97,701 for fiscal 1996 from $19,498 for fiscal 1995. The increased interest expense resulted primarily from the private placement sale of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes in August and October 1995.

     The Company did not recognize any tax benefits related to its losses from operations for the 1996 and 1995 fiscal years due to its inability to carry-back such losses to prior years.

     As of June 30, 1996, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $27,000,000 expiring through 2011, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these operating losses will be limited to approximately $350,000 per year.


Liquidity and Capital Resources

     At June 30, 1997, the Company held approximately $9,000 of cash.

     New management has taken significant steps to recapitalize and fund the Company's operations.

     The company signed an agreement with Kimon on July 14, 1998 to purchase the assets of Kimon, valued at $4,500,000, in exchange for 4,500,000 Odyssey shares of subordinated convertible preferred stock, Series B, having a value of $1.00 per share for conversion purposes. Kimon shall be able to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandanavian distribution rights and Scandanavian video distribution rights to certain Hallmark Entertainment products.

     In June, 1998, the company applied for, and was accepted for, trading on the Berlin Stock Exchange, under the symbol "ODY." The German company Berliner Freiverkehr (Atkien) assisted the Company in the application and signed an agreement with the Company to serve as a market maker/coordinator in exchange for 200,000 warrants having an exercise price of $1.55 per share, exercisable during the two-year period commencing June 23, 1998.

     The Company received $150,000 in funding from the Augustine Fund L.P. in July 1998. In exchange for the financing, the Augustine Fund received a $150,000 convertible note as well as up to 150,000 transferable warrants, exercisable at $1.60 per share for a three year period. Augustine can convert into restricted shares of the Company's common stock at a discount to the market price of the common stock at the time of the conversion (i.e., at the lower of the market price on the closing date, or 80% of the market price prior to conversion). Augustine and certain Augustine associated parties were also issued a total of 45,000 shares of restricted common stock in connection with the transaction.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------


                          ODYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Accountants                                      18

Financial Statements:
    Consolidated Balance Sheets
     as of June 30, 1997 and 1996                                      19

    Consolidated Statements of Operations for the
     Years Ended June 30, 1997, 1996 and 1995                          20

    Consolidated Statements of Changes in Shareholders'
     Equity (Deficit) for the Years Ended June 30,
     1997, 1996 and 1995                                               21


    Consolidated Statements of Cash Flows for the
     Years Ended June 30, 1997, 1996 and 1995                          22-23

    Notes to Consolidated Financial Statements                         24-40



    All schedules have been omitted because the requested information is not required, or, because the information required is included in the financial statements or notes thereto.

 REPORT OF INDEPENDENT ACCOUNTANTS

 VANT&ENDER C.P.A., P.C.

 To the Board of Directors and Shareholders of Odyssey Pictures Corporation

     In our opinion, the accompanying consolidated balance sheet and related consolidated statement of operations, shareholders' equity and of cash flow present fairly, in all material respects, the financial position of odyssey Pictures Corporation and its subsidiaries at June 30, 1997 and the results of their operations and their cash flow for the period ended June 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 8 to the financial statement, the Company defaulted on payments due August and October 1996 relating to notes payable. The Company proposed to the noteholders to defer maturity of the notes and exchange exisiting warrants for shares, or cancel the notes and existing warrants in their entirety in exchange for shares. The Company offered to register any shares issued in exchange for the notes as of August 12, 1997 the date the registration become effective, all but one of the noteholder agreed to exchange their notes for registered stock. The remaining notes for $50,000 (held by a single investor) have not been paid and are default. Additionally, an unsecured note of $179,000 is also in default. At this time, the ultimate outcome of this matter cannot be determined.

     As discussed in Note 9, the Company is a defendant in various lawsuits. The Company has filed counteractions and preliminary hearings and discovery proceedings on several actions are in progress. The ultimate outcome of the litigation cannot be determined at present. Not all liabilities that may result upon adjudication have been accrued in the accompanying financial statements.

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

/s/Want & Ender C.P.A., P.C.
 Want & Ender C.P.A., P.C.
 New York City, New York

 June 23, 1998


                          OSYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                           Consolidated Balance Sheets


                                                               JUNE 30,            JUNE 30,
                                                                 1997                1996
                                                            ---------------     ---------------

ASSETS:
     Cash                                                           $8,790            $462,971
     Funds held in joint venture accounts
     Accounts receivable, net of allowances
        of $0 and $53,788                                          292,251             996,574
     Note receivable                                               300,000                   0
     Film costs, net                                               120,472           1,000,968
     Other assets                                                   17,998              27,945
                                                            ---------------     ---------------

                                                                  $739,511          $2,488,458
                                                            ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
     Liabilities:
        Accounts payable and accrued expenses                     $874,020            $698,985
        Accrued wages                                              335,996              17,372
        Accrued interest                                            64,601              46,272
        Accrued rent                                               149,000             150,000
        Due to producers and participants                          560,499           3,760,142
        Deferred revenues                                           19,800               3,000
        Notes and loans payable                                    961,500             561,500
                                                            ---------------     ---------------
                                                                 2,965,416           5,237,271
                                                            ---------------     ---------------
     Commitments and contingencies

     Shareholders' Equity (Deficit):
        Preferred stock, par value $.10;
           Authorized - 10,000,000 shares
           Issued - none
        Class A stock, par value $.01;
           Authorized - 10,000,000 shares
           Issued - none
        Common stock, par value $.01;
           Authorized - 40,000,000 shares
           Issued and outstanding -
              3,279,515 and 2,591,242 shares                        32,796              25,913
        Capital in excess of par value                          26,358,583          25,911,366
        Accumulated deficit                                   (28,617,284)        (28,686,092)
                                                            ---------------     ---------------
        Total shareholders' deficit                            (2,225,905)         (2,748,813)
                                                            ---------------     ---------------

                                                                  $739,511          $2,488,458
                                                            ===============     ===============






        The accompanying notes are an integral part of these statements.

                          OSYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                      Consolidated Statements Of Operations
                                                                      For the Years
                                                                      Ended June 30,
                                                        ------------------------------------------
                                                           1997           1996           1995

      REVENUES:                                            $141,202     $1,010,826     $1,521,434
                                                        ------------  -------------  -------------
      EXPENSES:
         Costs related to revenues                          565,610      1,046,299      4,745,330
         Selling, general and
           administrative expenses                        1,678,450      1,565,307      3,705,463
                                                        ------------  -------------  -------------
                                                          2,244,060      2,611,606      8,450,793
                                                        ------------  -------------  -------------

         Operating income (loss)                         (2,102,858)    (1,600,780)    (6,929,359)

      OTHER INCOME (EXPENSES):
         Other income
         Interest income                                                     1,243         97,399
         Interest expense                                   (91,435)       (97,701)       (19,498)
         Loss on sale of joint venture interests                        (3,262,478)
         Other Income                                     2,263,101

                                                        ------------  -------------  -------------
         Income (loss) from continuing operations
           before provision for income taxes                 68,808     (4,959,716)    (6,851,458)
         Benefit for income taxes
                                                        ------------  -------------  -------------

         Income (loss) from continuing operations            68,808     (4,959,716)    (6,851,458)
         Loss from discontinued
           operations                                                                    (458,193)
                                                        ------------  -------------  -------------

         Net income (loss)                                  $68,808    ($4,959,716)   ($7,309,651)
                                                        ============  =============  =============

      Income (loss) per share:
         Income (loss) from continuing operations             $0.02         ($2.17)        ($2.94)
         Loss from discontinued
           operations                                                                       (0.20)

                                                        ------------  -------------  -------------
           Net income (loss)                                  $0.02         ($2.17)        ($3.14)
                                                        ============  =============  =============

         Weighted average common
           shares outstanding*                            2,993,809      2,283,611      2,331,579
                                                        ============  =============  =============

      Fully diluted income (loss) per share:
         Income (loss) from continuing operations             $0.02         ($2.17)        ($2.94)
         Loss from discontinued
           operations                                                                       (0.20)
                                                        ------------  -------------  -------------

           Net income (loss)                                  $0.02         ($2.17)        ($3.14)
                                                        ============  =============  =============

         Weighted average common
           shares outstanding*                            2,993,809      2,283,611      2,331,579
                                                        ============  =============  =============


                    The accompanying notes are an integral part of these statements.


                          OSYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
      Consolidated Statements Of Changes in Shareholders' Equity (Deficit)
                                       Class A Stock         Common Stock
                                  ---------------------  --------------------                                             Total
                                                Amount                Amount    Capital in                 Treasury    Shareholders'
                                              ($.01 Par             ($.01 Par   Excess of   Accumulated     Stock         Equity
                                   Shares       Value)     Shares     Value)    Par Value     Deficit      at Cost       (Deficit)

Balances - June 30, 1993          2,554,132    $25,541   2,241,482   $22,414   $28,046,619  ($8,043,239) ($1,264,986)   $18,786,349
   Purchase of 402,200 shares
     of treasury stock                                                                                      (616,815)      (616,815)
   Treasury shares retired
     and cancelled                                        (162,833)   (1,628)   (1,880,173)                1,881,801              0
   Conversion of Class A stock     (213,429)    (2,134)     22,676       227         1,907
   Net loss                                                                                  (8,373,486)                 (8,373,486)
                                  ----------   --------  ----------  --------  ------------  -----------  -------------  -----------

Balances - June 30, 1994          2,340,703     23,407   2,101,325    21,013    26,168,353  (16,416,725)       --         9,796,048
   Conversion of Class A stock     (254,148)    (2,541)     27,002       270         2,271                                        0
   Cancellation of
      unexchanged shares           (520,740)    (5,207)    (10,496)     (105)        5,312                                        0
   Automatic conversion of
      Class A stock to Common    (1,565,815)   (15,659)    166,358     1,664        13,995                                        0
   Dividend of shares of
      subsidiary                                                                  (507,114)                                (507,114)
   Net loss                                                                                  (7,309,651)                 (7,309,651)
                                 -----------   --------  ----------  --------  ------------  -----------  -------------  -----------

Balances - June 30, 1995            --           --      2,284,189    22,842    25,682,817  (23,726,376)       --         1,979,283
   Issuance of shares to officers
      in payment of notes                                  307,053     3,071       228,949                                  232,020
   Cash payments in lieu of
      fractional shares on
      conversion of Class A stock                                                     (400)                                    (400)
   Net loss                                                                                  (4,959,716)                 (4,959,716)
                                 -----------   --------  ----------  --------  ------------  -----------  ------------- ------------

Balances - June 30, 1996            --           --      2,591,242   $25,913   $25,911,366 ($28,686,092)       --       ($2,748,813)
   Issuance of shares to officers
      in payment of notes                                   78,948       789        44,211                                   45,000
   Re-issue of unexchanged shares
      shares previously cancelled                           65,825       659          (659)                                       0
   Issuance of shares in consideration
      for services rendered                                 43,500       435        33,665                                   34,100
   Sale of shares to equity
      investors                                            500,000     5,000       370,000                                  375,000
   Net income                                                                                   68,808                       68,808
                                 ------------  --------  ----------  --------  ------------  -----------  ------------- ------------
Balances - June 30, 1997
                                    --           --      3,279,515   $32,796  $26,358,583 ($28,617,284)        --       ($2,225,905)
                                 ============  ========  ==========  ======== ===========  =============  ============= ============















                                          The accompanying notes are an integral part of these statement.

                                                                       21


                          OSYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                      Consolidated Statements Of Cash Flows
                                                                           For the Years
                                                                           Ended June 30,
                                                            -------------------------------------------
                                                                 1997            1996            1995

     Cash Flows from Operating Activities:
       Net loss from continuing operations                     $68,808     ($4,959,716)    ($6,851,458)
         Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
            Loss on sale of joint venture interest                           3,262,478
            Amortization of film costs                       1,660,440         634,179       2,149,723
            Additions to film costs                           (779,944)       (185,401)        (72,259)
            Other depreciation and amortization                 18,963          44,307         187,219
            Provision for loss on investment
            Equity in losses of subsidiary held for sale                                        64,605
            Gain on sale of shares of subsidiary                                                (5,062)
            Issuance of shares of subsidiary stock
              in payment of legal fees                                                         155,905
            Issuance of shares of stock in consideration
              for services rendered                             34,100
            Issuance of shares of stock to officers
              in payment of deferred compensation               45,000         232,020
            Cash payments in lieu of fractional shares                            (400)
            Decrease (increase) in assets net of sale of
                 joint venture interest:
              Funds held in joint venture accounts                             352,723      (1,799,603)
              Accounts receivable, net                         704,323        (406,331)      9,998,736
              Note receivable                                 (300,000)
              Other                                               (536)         (5,500)        258,007
            (Decrease) increase in liabilities net of
                 sale of joint venture interest:
              Accounts payable and accrued expenses            510,988        (199,628)       (576,731)
              Issuance of note in payment of legal fees                                         70,000
              Due to producers and participants             (3,199,643)       (115,701)     (4,616,323)
              Deferred revenues                                 16,800           3,000          38,875
                                                         --------------  --------------  --------------

       Net cash used in continuing operations               (1,220,701)     (1,343,970)       (998,366)
                                                         --------------  --------------  --------------

       Discontinued operations:
         Net loss                                                                             (458,193)
         Amortization                                                                          393,588
                                                         --------------  --------------  --------------
       Total from discontinued operations                     --              --               (64,605)
                                                         --------------  --------------  --------------

       Net cash used in operations                          (1,220,701)     (1,343,970)     (1,062,971)
                                                         --------------  --------------  --------------

     Cash Flows from Investing Activities:
       Collections of loans relating
         to lending activities                                                                 393,588
       Acquisition of fixed assets                              (8,480)         (6,550)        (10,633)
       Investment in Global Intellicom, Inc.                                                (1,049,002)
       Proceeds from the sale of Global Intellicom, Inc. shares                                326,440
       Proceeds on sale of joint venture interest                            1,500,000
       Costs relating to investment
                                                         --------------  --------------  --------------
       Net cash provided by (used in)
            investing activities                                (8,480)      1,493,450        (339,607)
                                                         --------------  --------------  --------------

                         The accompanying notes are an integral part of these statements.

                                                      22


                          OSYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                Consolidated Statements Of Cash Flows (Continued)



                                                                          For the Years
                                                                          Ended June 30,
                                                         ----------------------------------------------
     Cash Flows from Financing Activities:                      1997            1996            1995

       Note payable in settlement of Generale Bank
         complaint                                             275,000
       Net proceeds from the sale of
         Senior Notes                                                          270,000
       Net proceeds from private placement
         sale of common stock                                  375,000
       Net proceeds from interim financing                     125,000
                                                         --------------  --------------  --------------

       Net cash provided by (used in) financing activities     775,000         270,000           --

     Net increase (decrease) in cash                          (454,181)        419,480      (1,402,578)
     Cash at beginning of period                               462,971          43,491       1,446,069
                                                         --------------  --------------  --------------

     Cash at end of period                                      $8,790        $462,971         $43,491
                                                         ==============  ==============  ==============


     Supplemental Disclosures of
       Cash Flow Information:
       Cash paid during the year for-
         Interest                                              $48,240         $10,778         $19,498
                                                         ==============  ==============  ==============
         Income taxes                                               $0              $0          $3,200
                                                         ==============  ==============  ==============


     Non Cash Investing and
       Financing Activities:

         Dividend of shares of Global Intellicom,Inc.                                        ($507,114)
                                                                                         ==============

         Receipt of film assets in settlement of
            loans receivable from ATC II, Inc.                                                $393,588
                                                                                         ==============















                                The accompanying notes are an integral part of these statements.



                                                            23

                          ODYSSEY PICTURES CORPORATION
                               (FORMERLY KNOWN AS)
                     COMMUNICATIONS AND ENTERTAINMENT CORP.
                   Notes to Consolidated Financial Statements

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

                  Virtually all of the Company's revenues for the fiscal year ended June 30, 1997 and 1996 and approximately 62% of the revenues for the fiscal year ended June 30, 1995, were from foreign distribution rights. For fiscal 1996, approximately 50.2% of revenues were derived from one picture. One picture accounted for approximately 28.3 % of revenues for the year ended June 30, 1995.

         c)       Film Costs:

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

                  Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Ultimate revenue and cost forecasts for films are periodically reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, additional amortization is provided to fully recognize such loss.

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

         h)       Fair Value of Financial Instruments:

                  The carrying  value of cash,  notes  receivable  and notes and
                  loans   payable   approximates   fair  value  because  of  the
                  short-term maturity of these instruments.

         i)       Impact of Recently Issued Accounting Standards:

                  In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles to be disposed of and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company will apply this Statement beginning in fiscal 1997. The adoption of FAS 121 is not expected to have a material effect on the financial statements of the Company.

                  In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation ("FAS 123"). This statement establishes methods of accounting for stock-based compensation plans. FAS 123 is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to apply Accounting Principles Board Opinion 25 for measurement of stock compensation and will provide the disclosure required by FAS 123 beginning in fiscal 1997. The adoption of FAS 123 is not expected to have a material effect on the financial statements of the Company.

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

         In March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company, and Mr. Pierre Koshakji as President and Director of the Company. Former management agreed to terminate their existing employment agreement in exchange for revised employment and consulting agreements. An affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of those notes into 667,648 shares of the Company's common stock in April 1998.

         In connection with the change in management, the Company acquired an 18% equity interest in two corporations affiliated with Mr. Schotte, one of which is the owner of a professional soccer team in New Mexico, and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies.

3. Results of Operations and Management's Plans:

         The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements.

         Net income for the year ended June 30, 1997 was due primarily from various transactions which are explained in the category of "Other Income" below. Net loss for the year ended June 30, 1996 is primarily due to a loss of approximately $3.3 million on the sale of the Company's interest in joint ventures relating to four theatrical motion pictures, and due to insufficient revenues to offset normal expenses.

         Revenues for the twelve months ended June 30, 1997 decreased to $141,202 compared to $1,010,826 for the twelve months ended June 30, 1996. No new films became available for delivery during either period.

         Costs related to revenues decreased to $565,610 for the twelve months ended June 30, 1997 as compared to $1,046,299 for the twelve months ended June 30, 1996. The decrease is primarily related to the fact that there was lower film revenues in the current year. Additionally, development and festival costs in the amount of $249,544 were written off, litigation and settlement costs relating to the Film Bridge settlement in the amount of $148,174 were expensed and $435,102 in inventory costs related to the picture Downrange were written off. This was partially offset by a write-off of $449,163 in participation liabilities related to the Kinnevik Library which were settled subsequent to the Kinnevik sale.

         Selling,general and administrative expense increased by $113,143 (7.2%) to $1,678,450 for the twelve month period ended June 30, 1997 from $1,565,307 for the comparable period ending June 30, 1996. The increase is primarily related to higher salaries and professional fees.

         Other income for the twelve months ended June 30, 1997 consisted of a $818,776 gain from the sale of certain distribution and subdistribution rights in certain films to a third party, recognition of a $1,245,758 gain from the cancellation of a contractual obligation related to the Company's distribution rights in "Wuthering Heights" and recognition of a gain in the amount of $198,567 from the settlement of an outstanding litigation with Generale Bank (formerly known as Credit Lyonnais Bank Nederland N.V.) and Conecom Entertainment Group Inc. There was no other income recognized in the respective twelve months ended June 30, 1996.

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

         In August 1996, the Company entered into an agreement, pursuant to which the Company agreed to grant subdistribution rights in, and to sell other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company will receive a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after the closing. In addition, the Company will retain a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. Additionally, the purchaser will provide the Company with a $500,000 revolving line of credit to be secured by accounts receivable and other contractual rights acquired by the Company. As part of the transaction, the Company will grant 100,000 stock options, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction closed on October 7, 1996

         In September 1996, the Company entered into an agreement with an unaffiliated third party for the purchase of 1 million shares of the Company's common stock in consideration for $750,000 cash and warrants to purchase up to 2 million shares of common stock. Following a dispute between the parties concerning the satisfaction of certain conditions to closing and the investor's indication of an unwillingness to consummate the transaction, the parties reached a settlement in June 1997, pursuant to which the investor would purchase 66,667 shares of Common Stock of the Company for $50,000, or $ .75 per share. The proceeds will be used the pay legal costs related to the transaction.

         In September, 1996, the Company reached an agreement with Paramount, pursuant to which Paramount would cancel the Company's contractual guarantee of $2.7 million in full, in exchange for which the Company agreed to (i) relinquish all further distribution rights to "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; and (iii) guarantee that Paramount will collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. Existing license agreements yielded approximately $420,000 in net revenues prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions). The Company has paid over $250,000 in net revenues and is currently in negotiations with Paramount regarding the timing of the remaining $250,000 payment.

         In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement with Generale, the Company agreed to pay to Generale the sum of $275,000 in complete satisfaction of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30, and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. Interest on the installments (at the rate of LIBOR plus 1% per annum) will be waived provided the Company remains in compliance with the agreed upon payment schedule. The Company has only made one payment to Generale Bank in the amount of $25,000. In October, 1997, the Company entered into a revised payment schedule with Generale Bank. The Company is in receipt of a demand letter dated May 4, 1998. The letter demands that the Company cure the non-payment of a $30,000 installment due April 15, 1998. According to the agreement between the Company and Generale Bank, the Company had ten business days after receipt of this letter to cure this default. The consequences of not clearing this default is the entry of a confession of judgement already executed by the Company for an amount of $275,000. This confession of judgement is against Odyssey Distributors Limited, a wholly owned subsidiary of the Company. (see litigation)

         In February, 1997, the Company completed a sale of 500,000 shares of Common Stock and 500,000 Common Stock Warrants to four (4) offshore European investors for an aggregate consideration of $375,000. The warrants are exercisable over a three year period (expiring February 25, 2000) at an exercise price of $1.06 per share. One of the investors, Johan Schotte, was retained by the Company as a financial consultant for a period of one year from the date of closing at the rate of $2,500 per month. The investors were also given the right to designate one of the investors (or another third party), to serve as a member of the Board of Directors of the Company.

         In April, 1997, Stephen Greenwald, Lawrence I. Schneider and Robert Miller, Jr., all directors of the Company, made loans to the Company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan is payable on demand and bears interest at the rate of 2 points over prime per annum. The note is secured by a collateral assignment of the Company's $300,000 note receivable from Kinnevik. In consideration of making the loans, the lenders received five-year warrants to purchase shares of Common Stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants and Mr. Greenwald received 50,000 warrants as additional consideration for making the loans to the Company. In addition, an independent unaffiliated third party made a $25,000 loan to the Company in June, 1997 on the same terms and conditions as the loans made by Mr. Greenwald, Schneider and Miller.

         In September, 1997, the Company and Kinnevik Media Properties, Ltd. executed a letter agreement pursuant to which Kinnevik agreed, subject to completion of due diligence and the approval of Kinnevik's Board, to purchase 500,000 shares of convertible, redeemable preferred stock of the Company, par value $1.00 per share, for an aggregate purchase price of $500,000. Kinnevik would purchase the first $250,000 of preferred stock at the closing, an additional $125,000 of preferred stock 90 days after closing, and the final $125,000 of preferred stock 270 days after closing. The preferred stock would bear interest at the rate of 10% per annum which would be paid in kind semi-annually by the issuance of additional shares of preferred stock at a par value of $1.00 per share. Kinnevik would have the right for a five year period to convert the preferred stock into common stock of the Company on a share-for-share basis. The Company would have the right to redeem the preferred stock for $1.25 per share in the event the Company's common stock trades at a price of $2.00 per share or more for a period of 20 consecutive trading days. The Company agreed to help secure television distribution rights for Kinnevik from third parties, and introduce various projects to Kinnevik from time to time which may be of interest to Kinnevik. In the event Kinnevik acquires any rights as a result of any introductions made by the Company, the parties agree to mutually determine the value of such services and to redeem shares of the preferred stock at $1.00 per share based on the aggregate value of the services so determined.

         In January, 1997, prior counsel to the Company agreed to exchange a promissory note in the face amount of $70,000 in exchange for 120,000 Shares of the Company's Common Stock.

4.  Sale of Joint Venture Assets:

         As of January 2, 1996, the Company entered into an agreement (the "Agreement") with Regency International Pictures, B.V., its joint venture partner, to sell its interest in the related joint ventures through which it held approximately 50% ownership interests in four theatrical motion pictures, entitled "Q&A," "Switch,"Guilty By Suspicion" and "This Boy's Life." The joint venture is defined as the distribution agreements related to the aforementioned four motion pictures. Individual agreements were created to finance, produce and distribute each picture and to share in revenues generated from the exploitation of them. Joint venture pictures were accounted for in the same manner as any other picture that the Company distributed. Pursuant to the Agreement, the Company received $1,500,000 in exchange for all of its interest in the net assets and obligations of the joint ventures. In addition, the Company retained a contingent interest in certain receivables, not to exceed $212,500, and a contingent interest in future revenues from the pictures.

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

         During the quarter ended March 31, 1995, the then Board of Directors of the Company declared a dividend to its shareholders consisting of 1,700,000 shares of the common stock of Global, and also delivered 522,641 shares of Global common stock to its former outside counsel in payment of outstanding legal fees. Further, as of March 31, 1995 the then Board of Directors entered into the Settlement Agreement with the CECO Shareholder Committee which, among other things, provided for the sale of the Company's remaining interests in Global to persons affiliated with the prior Board. The sale closed on April 12, 1995.

6. Film costs:

         Film costs are comprised of the following:

                                                     June 30,
                                           -----------------------------
                Component                    1997                 1996
                ---------                    ----                 ----

         Films released, at cost           $   0              $ 2,750,000
         Less accumulated amortization         0                1,798,290
                                          ----------          ------------
                                               0                  951,710
                                          ----------          ------------
         Projects in development            120,472                49,258
                                          ----------          ------------
         Total film costs                 $ 120,472           $ 1,000,968
                                          =========           ============

7.  Income Taxes:

         At June 30, 1997, the Company had a federal net operating loss carry forward, for tax purposes, of approximately $27,000,000, expiring through 2011. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earnout limitation").

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

8.  Notes and Loans Payable:

         Notes and loans payable as of June 30, 1997 and 1996 include $179,000 principal amount of 6% Convertible Subordinated Debentures, due July, 1997.

         In April 1995, the Company issued a note in the principal amount of $70,000 to its outside legal counsel for legal services performed. The note was repayable in October 1995, together with interest at the rate of 7%. In February 1996 the note holder agreed to extend the due date to December 31, 1996. In connection with the extension, the Company granted warrants to purchase 16,667 shares of the Company's common stock at an exercise price of $1.88 per share, exercisable over a three year period. The amount of the note will be reduced, as of December 31, 1996, by one-half of the amount by which the average closing price of the stock, for the ten most recent trading days, exceeds the exercise price of the warrants. In January, 1997, the Company agreed to exchange the promissory note in the face amount of $70,000 in exchange for 120,000 shares of the Company's Common Stock.

         In August and October 1995, the Company received net proceeds of $219,250 and $50,750, respectively, from the private placement of an aggregate of $312,500 principal amount of 12% Senior Unsecured Promissory Notes (the "Notes"). The Notes are repayable with interest on the earlier of (a) the closing of a public offering of the Company's equity securities from which the Company receives gross proceeds of at least $10,000,000, or (b) one year from the issuance date. The Company also granted to the purchasers of the Notes an aggregate of 26,042 warrants (the "Warrants"), 20,833 of which are exercisable at $2.83 per share and 5,209 of which are exercisable at $2.37 per share. Each of the Warrants is exercisable at any time beginning one year after the date of issuance and expiring four years after the date of issuance.

         The Notes and interest were not repaid as scheduled. The Company proposed that Noteholders either defer maturity of their notes and exchange existing warrants for shares, or cancel the notes and warrants in their entirety in exchange for a greater number of shares. The Company offered to register any shares issued in exchange for the notes. As of August 12, 1997, the date the registration became effective, a total of $262,500 of notes were exchanged for 595,455 shares of registered stock. The remaining notes for $50,000 (held by a single investor) have not been paid and are in default.

         On July 17, 1997, unsecured long term notes of the Company in the aggregate amount of $179,000 matured. Such notes were not paid on the maturity date. The Company entered into an installment payment plan extending over a 15 month period through March, 1999, and made the first installment payment of $17,900 in January 1998. The company did not make the March 1998 payment of $17,900 and is presently in default of the payment schedule.

         In April, 1997, Stephen Greenwald, Lawrence I. Schneider and Robert Miller, Jr., all directors of the Company, made loans to the Company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan is payable on demand and bears interest at the rate of 2 points over prime per annum. The note is secured by a collateral assignment of the Company's $300,000 note receivable from Kinnevik. In consideration of making the loans, the lenders received five-year warrants to purchase shares of Common Stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants and Mr. Greenwald received 50,000 warrants as additional consideration for making the loans to the Company. In addition, two independent unaffiliated third parties made additional $25,000 loans to the Company in June and August, 1997 on the same terms and conditions as the loans made by Mr. Greenwald, Schneider and Miller. In May, 1998, the loans of Mr. Schneider and one of the unaffiliated parties were paid from the proceeds of the Kinnevik receivable. The remaining lenders agreed to a rollover of their loans (aggregating $100,000) against a second Kinnevik receivable and, in consideration, received an additional 50,000 warrants in the aggregate, exercisable for the extension at $1.00 per share over a three year period.

9.  Commitments and Contingencies:

         Lease Commitments:

         The Company leased office space in Los Angeles pursuant to an operating lease which expired in May 1998, providing for monthly rental payments of $5,301. Minimum payments under the lease aggregated $63,612 and $58,311 for the fiscal years ending June 30, 1997 and 1998, respectively.

         The Company was party to a lease at 800 Third Avenue, New York, New York 10022, which terminated in 1997. The Company vacated such office space during the year ended June 30, 1995. In September 1995 the landlord filed an action against the Company. The Company reached a settlement with the landlord. (see Litigation). Rent expense for the years ended June 30, 1997, 1996 and 1995 was $0, $38,772 and $297,287,
         respectively.

         Litigation:

         On December 20, 1990, a suit was filed against the Company seeking the payment of $300,000 for certain investment banking services allegedly provided. In October 1991, the Court granted a judgment in favor of the plaintiff. The judgment is stayed pending the determination of an action brought by the Company against the plaintiff described below. The Company has posted a non-collateralized bond pending the results of an appeal. In a separate action, the Company filed a complaint against the plaintiff claiming that services alleged to have been performed were never performed and demanding the return of funds and securities paid by the Company. In October 1994, the plaintiff filed a voluntary bankruptcy petition under Chapter 11 of the United States Code. Consequently, the Company's action has been automatically stayed. The Company has filed a proof of claim.

         On December 30, 1994, Krisna Shah, who allegedly served as President of Double Helix Films from about July 1991 until about March 1993, filed action against the Company, Norman Muller, a former Chairman and CEO of the Company, and others in which he alleged among other things breach of an oral agreement to pay him $152,000 (which he allegedly advanced for the benefit of Double Helix) and to give him 19.5% ownership interest in its corporate successors. The Company reached a settlement with Mr. Shah in which the Company has paid $15,000 and quitclaimed any and all rights, title, and interest it has to the film library known as the "Double Helix Film Library.

         On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a complaint against the Company's subsidiary, Odyssey Distributors, Ltd. They allege that Odyssey collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of two pictures. The complaint alleges claims for breach of contract and breach of fiduciary duty and seeks damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996 the Court dismissed the Complaint. In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.)
         and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement with Generale, the Company agreed to pay to Generale the sum of $275,000 in complete satisfaction of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30, and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. Interest on the installments (at the rate of LIBOR plus 1% per annum) will be waived provided the Company remains in compliance with the agreed upon payment schedule. The Company and General Bank later agreed upon a new payment schedule as follows: $25,000 on or before October 15, 1997 (payment was made); $30,000 on each of April 15, 1998,

         June 30, 1998,  December 31, 1998, June 30, 1999 and December 31, 1999;
         and $100,000 on June 30, 2000. The Company is in receipt of a demand letter dated May 4, 1998. The letter demands that the Company cure the non-payment of a $30,000 installment due April 15, 1998. According to the agreement between the Company and Generale Bank, the Company had ten business days after receipt of this letter to cure this default. The consequences of not clearing this default is the entry of a confession of judgement already executed by the Company for an amount of $275,000. This confession of judgement is against Odyssey Distributors Limited, a wholly owned subsidiary of the Company.

         In August 1995, G.P. Productions, Inc. ("GP") and Greenwich Subject Films, Inc.("Greenwich") commenced an action entitled G.P. Productions, Inc., and Greenwich Studios, Inc. v. Double Helix Films, Inc., Communications and Entertainment, Inc., Krishna Shaw, Gerald Muller and Norman Muller in the United States District Court, Southern District of Florida (Case No. 95-1188). Mr. Muller has demanded that the Company indemnify him against any expenses, judgements and amounts paid in settlement of the action. The Company contends that, by virtue of Mr. Muller's breaches of fiduciary duty and violation of his obligations to the Company, it is not required to provide indemnification.

         GP and Greenwich allege that they are the exclusive owners of the films "The Gallery" and "South Beach". They assert claims for copyright infringement, unfair competition, breach of contract, accounting, conversion, civil theft, conspiracy and fraudulent conveyance. The Complaint demands a recall of the films, an attachment, preliminary and permanent injunctive relief, an accounting, and unspecified compensatory, punitive and treble damages. The Company's motion to transfer venue of the action was granted in November, 1995, and the case was transferred to the United States District Court of the Southern District of New York. There has been no activity in this matter since the transfer of venue in 1995.

         In September 1995, the agent for the landlord for the premises in New York City previously occupied by the Company filed a Summons and Verified Complaint against the Company. The plaintiff alleged that it was due $66,694 from the Company (plus interest) for rent allegedly owed during the period from April through September, 1995. The Company vacated the premises on April 12, 1995. Summary judgment was awarded to the plaintiff and a judgment was entered for $74,142 in May, 1996. In July, 1996, the landlord commenced a second action for $121,000 for rent allegedly owed during the period from October 1995 through July 1996. The Company reached a settlement in this case, pursuant which the Company delivered 177,500 registered shares of the Company's Common Stock to each of the landlord and its agent in full settlement of the actions.

         In October 1995 Canon Financial Services filed a complaint, in which it claims that it is due $47,499.83, plus damages, pursuant to a lease agreement. The Company has filed an Answer in this action and plaintiff's motion for summary judgement has been denied by the Court. No trial date has yet been set in this matter.

         In January 1996, a former director brought an action against the Company on a promissory note in the amount of $25,000. The plaintiff obtained a summary judgment. The Company is considering whether or not it has a claim for indemnification against former management in connection with the issuance of the note.

         In January 1996, an action was filed against the Company in which the plaintiff sought damages in the amount of $33,849.98 for legal services rendered to the Company and its subsidiaries. In June, 1997, the parties reached a settlement in the matter, pursuant to which the

         Company agreed to pay $7,000 to plaintiff, deliver 40,000 freely tradeable shares of the Company's Common Stock to plaintiff, and deliver an additional cash amount to the extent that the aggregate market value of the shares on the date of delivery was less than $40,000. Payment of the additional cash amount of $13,000 was completed in December, 1997.

         In March 1996, an action was filed against the Company in which the plaintiff claims that she is due $17,920.49 pursuant to a promissory note previously issued to her. The Company has filed a cross-claim seeking offsets against the amount due and other damages. On May 21, 1998, a default judgement was entered on behalf of plaintiff in the amount of $22,261.23. Subsequently, plaintiff filed a motion to include attorney fees and costs in the amount of $39,121.95. The Company is attempting to reach a settlement with plaintiff.

         On or about March 25, 1996, a class action complaint was filed against the Company entitled "Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp." The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc., in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal court in the United States District Court for the Southern District of California under the caption heading "Diana Pfannebecker v. N. Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. Messrs. Muller, Smith and Mortman, former directors of the Company, have asserted claims for indemnification against the Company. The
         Company has advised the claimants that it will not provide such indemnification, based on their wrongful actions and failure to comply with various obligations to the Company.

         On September 18, 1996, Film Bridge International, Inc. ("Film Bridge") filed a complaint in Los Angeles County Superior Court, entitled "Film Bridge International v. Communications and Entertainment Corp., and Does 1 through 50, Inclusive," contending that the Company had breached the terms of an alleged joint venture agreement between the parties regarding the distribution rights to certain films. On December 19, 1996, the Company filed a cross-complaint against Film Bridge alleging that, since the end of June, 1996, Film Bridge had failed to furnish the Company with a proper accounting of its revenues and expenses in connection with the sale of foreign licensees of various films in which the Company had an interest and had failed to make payment of at least $450,000 to the Company for monies due and owing to the Company from the foreign sales of such films. An agreement was reached between the parties in May, 1997, as a result of which the Company received
         $336,000 of the monies being held by Film Bridge, with the balance being retained by Film Bridge as sales commissions and in full settlement of the litigation.

         On December 2, 1997, the Directors Guild of America ("DGA") obtained an arbitration award against Down Range Productions, Inc., a wholly owned subsidiary of Odyssey Pictures Corporation, on behalf of Kahn Brothers Pictures fso Michael Kahn, Charles Skouras, and Scott C. Harris. Down Range was ordered to pay: Kahn Brothers Pictures the total sum of $155,041; Charles Skouras the total sum of $32,360; and Scott C. Harris the total sum of $8,868; plus interest at 18% per annum on each of these amounts from April 1, 1997. Down Range was also ordered to pay the DGA $2,500. Down Range was also ordered to assign to the DGA all of Down Range's right, title and interest in the motion picture "Down Range", including the screenplay for the motion picture, and Down Range was enjoined from licensing the motion picture or the screenplay to any third party other than the DGA. Down Range was also ordered to pay the arbitrator $2,250.

         Kahn Brothers Pictures fso Michael Kahn also filed a claim against Down Range Productions, Inc. and the Company with the Writers Guild of America West (WGA) for unpaid writing services on "Down Range". That claim has now been settled for the amount of $15,000.

         The Screen Actors Guild (SAG) has also asserted that there are amounts owing to four actors (Dale Dye, John Philbin, Tegan West, and Kiljoy Productions fso Kathleen Wilhoite), arising out of "Down Range". The Company believes that SAG has never instigated any arbitration or other proceeding to try to collect on these claims. Additionally, there were two actors, Corbin Bernsen and Jeff Fehey who had pay-or-play contracts. The outcome of these contracts and the actors claims have not been resolved.

         In April, 1998, the Company reached a settlement with Mr. Silva regarding his action against the Company in the Supreme Court of the State of New York. Mr. Silva will discontinue the matter and the Company will authorize the sale of Mr. Silva's shares in the Company under Rule 144, up to a maximum of 25,000 shares per month.

         In April, 1998, an action was commenced against the Company by Siegel & Gale, a provider of brochure material for the Company. The lawsuit seeks payment of $48,695, plus costs, related to work done by Siegel & Gale for the Company. The Company has not yet filed an Answer in this action and is in the process of consulting with its counsel on the best course of resolving this matter.

         On November 21, 1996, the law form of Halperin, Klein & Halperin (counsel to Mr. Silva) commenced an action against the Company in the Civil Court of the State of New York on a returned check in the amount of $5,000 for legal services allegedly rendered to the Company. The check was originally issued to plaintiff in April, 1995 in connection with the change of control of the Company at that time. The Company has filed an Answer in the action and intends to defend the matter on the basis of a failure of consideration.

10.      Shareholders' Equity:

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

         On February 14, 1995, the then Board of Directors of the Company declared a dividend payable to holders of record on February 24, 1995 ("the Dividend Record Date") of the Company's common stock and Class A stock. The dividend consisted of 1,700,000 shares of common stock, $.01 par value per share, of Global Intellicom, Inc. that were owned by the Company. Holders of the Company's common stock and Class A stock received .1233 and .0786 shares, respectively, of Global common stock for each share of the Company's stock. The dividend was recorded as a reduction of capital in excess of par value.

         The shares of Global common stock were distributed to an escrow agent on the Dividend Record Date pending registration of the shares. The Securities and Exchange Commission declared Global's registration statement effective as of September 1, 1995 and, accordingly, the escrow agent was authorized to distribute the dividend shares.

         Communications and Entertainment Corp. was originally formed to consummate the mergers of Double Helix Films, Inc. ("Double Helix") and Odyssey Entertainment Ltd. pursuant to the Agreement and Plan of Merger dated September 22, 1989 ("the Merger Agreement"). On September 6, 1990 the shareholders of Double Helix and Odyssey approved the Merger Agreement. Pursuant to the terms of the Merger Agreement, each share of common stock of Odyssey was convertible into one share of Class A stock of the Company and each share of Double Helix common stock was convertible into one share of the Company's common stock. Prior management's instructions to the transfer agent required that any shares of Odyssey or Double Helix outstanding at the time of the Merger not tendered to the Company's transfer agent for exchange by March 31, 1995 should be canceled. Accordingly, 86,790 shares of the Class A stock and 10,496 shares of the common stock reserved for exchange were canceled. The par value of the shares canceled, of $5,837, was transferred to capital in excess of par. Upon further research by counsel to the Company, the instructions of prior management were reversed, and all cancelled shares were reinstated, with the result that $5,837 was transferred back to stated capital.

         Additionally, in accordance with the Company's charter, all outstanding shares of the Company's Class A stock, automatically converted, on March 31, 1995, into shares of the Company's common stock at a rate of .6375 shares of common stock for each share of Class A stock.

11. Stock Options and Warrants:

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

               A summary of options under the plan is as follows:

                                           Shares           Exercise Price

         Outstanding, June 30, 1993        63,250           $5.04 - $15.54
         Granted                           19,167           $9.00 - $13.86
         Canceled                         (22,917)          $9.00 - $15.36
                                          --------

         Outstanding, June 30, 1994        59,500           $5.04 - $15.54

         Canceled                         (59,500)          $5.04 - $15.54
                                          --------

         Outstanding, June 30, 1995         -0-

         Outstanding, June 30, 1996         -0-

         Outstanding, June 30, 1997         -0-


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

         During the year ended June 30, 1993, 8,333 options were granted outside of the plan, at an exercise price of $9.00, to an officer in connection with an employment agreement. Such options expired during fiscal 1995. Additionally, 1,667 options were granted, at an exercise price of $9.00, to a director of the Company for services rendered. Such options expired, unexercised, during fiscal 1997.

         During fiscal 1993, warrants to purchase 12,500 shares were also granted to outside consultants, for services rendered, at an exercise price of $13.14 per share. Such options expired, unexercised, during fiscal 1998. Warrants to purchase 70,833 shares were granted to outside consultants for services rendered during fiscal 1994, at exercise prices ranging from $7.50 to $21.00. 66,667 of such warrants, exercisable at $9.00 to $21.00 per share, expired unexercised during fiscal 1996. The balance of the warrants expired, unexercised, during fiscal 1997.

         In April 1995, following the change in management control, the Board of Directors authorized the issuance of 8,333 options to each of five new Directors and 16,667 options to the president of the Company. The Board also authorized the issuance of a total of 10,000 options to two outside consultants for services in connection with the proxy contest. All such warrants are exercisable for a four year period commencing October 13, 1995 at $3.92 per share.

         In August and October 1995, the Company issued an aggregate of 26,041 warrants to purchasers of 12% Senior Unsecured Notes sold in private placement. The exercises prices ranged from $2.37 to $2.83 per share. With the exception of 4,167 warrants, which are exercisable through August 1999 at $2.83 per share, all of the warrants issued in connection with the private placement were exchanged by the warrant holders for registered shares of common stock of the Company. In connection with the private placement, the Company also issued 33,333 warrants to its outside counsel in consideration for legal services performed, exercisable during the three year period commencing one year from the date of issuance, at a price per share of $2.83.

         During the year ended June 30, 1996, 769,167 warrants were granted outside of the Plan to officers and directors, at exercise prices ranging from $1.50 to $2.83. All such warrants were exercisable as of June 30, 1998.

         During fiscal 1996, the Company also granted 16,667 warrants, at an exercise price of $1.88 per share, to its outside counsel in connection with the extension of a note. Additionally, warrants to purchase 167,500 shares were granted to consultants for services rendered during fiscal 1996, at exercise prices ranging from $.76 to $1.88 per share. All such warrants were exercisable as of June 30, 1998.

         During the fiscal year ended June 30, 1997, a total of 1,153,333 warrants were issued to officers, directors, employees, consultants and third parties, exercisable at prices ranging from $ .625 per share to $1.06 per share. The warrants are exercisable for periods ranging from three to five years. None of such warrants was exercised during fiscal 1997 or fiscal 1998.

         During the fiscal year ended June 30, 1998, a total of 254,260 warrants were issued to third parties, exercisable at prices ranging from $1.00 per share to $1.65 per share. The warrants are exercisable for periods ranging from two to five years. None of such warrants was exercised during fiscal 1997 and 1998.

         On July 1, 1998, a third party investor in the Company was granted the right to acquire up to 150,000 transferable warrants having an exercise price of $1.60 per share.

12.      Related Party Transactions:

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

         Lawrence I. Schneider, a former member of the Board of Directors of the Company and one of three former Co-Chairmen in the Office of the Chairman of the Company during the fiscal year ended June 30, 1996, was also a principal of Global Capital Resources, Inc. during that period, a New York based financial consulting services firm ("Global Capital"). During the 11 month period from May, 1995 through March, 1996, Global Capital rendered financial consulting services to the Company in connection with the change of management control of the Company. Such services were rendered to the Company at the agreed upon rate of $15,000 per month. However, in order to conserve the cash resources of the Company, Global Capital agreed to accept stock options from the Company in lieu of a cash payment. On March 6, 1996, the Board of

         Directors of the Company (with Mr. Schneider abstaining from the voting) authorized the issuance to Global Capital of stock options to purchase 83,333 shares of Common Stock of the Company, exercisable over a five-year period at the exercise price of $1.875 per share (after adjustment for the Reverse Split).

         During the fiscal years ended June 30, 1997 and 1996, the law firm of Herbst & Greenwald, of which Mr. Greenwald, a director of the Company, is a member, received fees for legal services rendered to the Company in the amount of $21,564 and $9,075.

         On August 1, 1996, the Board of Directors of the Company offered to reimburse the members of the CECO Shareholders Committee in kind for all expenses incurred by such members in connection with the change of management control of the Company effected in April, 1995. The Board offered to reimburse such expenses by issuing stock options to the committee members in an amount equal to one and one-third times the amount of such expenses. Robert Miller, a director of the Company, agreed to accept options to purchase 40,000 shares of the Company's Common Stock, exercisable over a five-year period at an exercise price of $ .75 per share, representing the then current market price of the Company's Common Stock on the date of grant. In exchange, Mr. Miller released his claim for reimbursement of approximately $30,000 of expenses incurred by Mr. Miller in connection with the change of control. Lawrence I. Schneider, a former director of the Company and also a member of the CECO Shareholders Committee, has not agreed to accept options in lieu of his claim for reimbursement of expenses in connection with the change in control.

         The Company has entered into a "first look" agreement with Presto Productions, a production company in which Stephen R. Greenwald, a Director of the Company, has an interest. Mr. Greenwald's interest in Presto varies on a film-by-film basis. The Company believes that the terms of its arrangement with Presto are no less favorable than could be arranged with other independent third party producers.

         In April, 1997, Stephen R. Greenwald,  Lawrence I. Schneider and Robert
         E. Miller, Jr. made loans to the Company in the amounts of $50,000, $25,000 and $25,000 respectively. Each loan was payable on demand bearing interest at the rate of 9.25% per annum and was secured by a collateral assignment of the Company's $300,000 receivable due from Kinnevik. In consideration of making such loans, the lenders received five-year warrants to purchase shares of Common Stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants in consideration of their respective $25,000 loans to the Company, and Mr. Greenwald (or his designee) received 50,000 warrants in consideration of his $50,000 loan to the Company. In March, 1998, the loan of Mr. Schneider was repaid in full from the proceeds of the Kinnevik receivable. However, Messrs. Greenwald and Miller agreed to a roll-over of their loans against a second Kinnevik receivable due in September, 1998. In consideration of the roll-over, Messrs. Greenwald and Miller will receive an additional 25,000 warrants and 12,500 warrants, respectively, exercisable at $1.00 per share over a three year period.

13.      Subsequent Events:

         The Company signed an agreement with Kimon Mediaright KB ("Kimon") on July 14, 1998 to purchase the assets of Kimon, valued at $4,500,000, in exchange for 4,500,000 Odyssey shares of subordinated convertible preferred stock, Series B, having a value of $1.00 per share for conversion purposes. Kimon shall be able to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to Hallmark Entertainment products.

         In June, 1998, the Company applied for, and was accepted for, trading on the Berlin Stock Exchange under the symbol "ODY". The German company Berliner Freiverkehr (Aktien) assisted the Company in the application and signed an agreement with the Company to serve as a market maker/coordinator in exchange for 200,000 warrants having an exercise price of $1.55 per share, exercisable during the two-year period commencing June 23, 1998.

         The Company received $150,000 in funding from the Augustine Fund L.P. in July, 1998. In exchange for the financing, the Augustine Fund received a $150,000 convertible note as well as up to 150,000 transferrable warrants, exercisable at $1.60 per share for a three year period. Augustine can convert into restricted shares of the Company's common stock at a discount to the market price of the common stock at the time of the conversion (i.e., at the lower of the market price on the closing date, or 80% of the market price prior to conversion). Augustine and certain Augustine associated parties were also issued a total of 45,000 shares of restricted common stock in connection with the transaction.

         Mr. Ira Smith, one of Odyssey's Directors on the Board, resigned as a Director on July 2, 1998 to pursue other business interests.

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------

     Reference is made to the Company's Reports on Form 8-K, dated September 24, 1997, and February 13, 1998, with respect to a change in accountants for the Company.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name                          Age              Position
----                          ---              --------

Johan Schotte                  36               Chairman of the Board
                                                & Chief Executive Officer

Pierre Koshakji                36               President & Director

Stephen R. Greenwald           57               Managing Director & Director

Robert E. Miller, Jr.          50               Director

Yves Bayle                     36               Director

     Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.

Johan Schotte is co-founder and chairman of Media Trust S.A. and Entertainment Education Enterprises Corporation. Mr. Schotte has an extensive background in banking and management, and holds an M.B.A. degree from the University of Dallas in Irving, Texas. Until he joined Odyssey in 1998, he served as managing director of Rocket Pictures, an international film production and distribution company, for whom he produced the satirical comedy "Cannes Man" in 1996.

Pierre R. Koshakji is co-founder, and was President and director of, Entertainment Education Enterprises Corporation (E3 Corporation), an international sports, entertainment, and investment group. E3 Corporation has offices in Dallas, Luxembourg and Los Angeles and has a professional affiliation with the Lamar Hunt group of companies, Unity Hunt. Prior to E3 Corporation, Mr. Koshakji served as Director of Business Development with Unity Hunt/Hunt Sports Enterprises where he evaluated, negotiated, and implemented targeted acquisitions and projects. He played a development role in establishing major league soccer (MLS) and in establishing the two Hunt MLS teams in Columbus, Ohio and in Kansas City, Missouri, and served as Senior Vice-President of Marketing on the Las Vegas domed Stadium project as well as marketing consultant to the San Francisco Giants new ball park at China Basin. Other positions and titles Mr. Koshakji has held during his professional career include Deputy Executive Director of the 1994 World Cup, Dallas Venue, including the responsibility of liaison with the European Broadcast Union and International Broadcast Center, the position of Director at KMPG Management Consulting in the country of Kuwait, and electrical engineer at Chrysler Technologies Airborne Systems. Mr. Koshakji graduated from Vanderbilt University BSEE with honors and received his Masters of Business Administration at Southern Methodist University.

Stephen R. Greenwald served as Chief Executive officer and Co-Chairman in the Office of the Chairman of Odyssey from September, 1995 through March, 1998. Since 1990, Mr. Greenwald has been a consultant to banks and other clients in the media and film business, most recently having served as chief executive officer of Vision International, an international film distribution company based in Los Angeles, from February,1994 through June,1996. Mr. Greenwald has also been involved in financing and distributing independently produced motion pictures including, among others, "Blue Velvet," "Dune," "King of Comedy," "Ragtime," "Crimes of the Heart," and "Manhunter." Mr. Greenwald also co-produced the film "Amityville II: the Possession."

Robert E. Miller, Jr. is a private investor and principal shareholder of Word Power Incorporated d/b/a Hollywood North Productions, a privately-held development company for feature films and movies-of-the-week. Mr. Miller is also Associate Director of Trade Task Group, Inc., a strategic planning consulting firm where he has served as manager of client development since 1984. He is also a board member emeritus of the International Standards Institute and a member of the board of advisors of the World Film Institute, sponsors of "The Family Film Awards."

Yves Bayle is a member of the Executive Committee of Banque Colbert (Luxembourg) S.A., and a non-executive director of a number of investment companies and funds. Prior to joining the bank in 1989, he spent a number of years with several international banks located in Luxembourg. Mr. Bayle specializes in the development of corporate services and in the structuring of collective investment vehicles.

Meetings and Committees of the Board of Directors

     For the fiscal year ended June 30, 1997, there were 12 meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to each of the meetings (and consents in lieu of meetings) of the Board of directors during said fiscal year. The Board of Directors does not presently have any standing nominating, audit or compensation committees, the customary functions of such committees being performed by the entire Board of Directors. The Board of Directors intends to form such committees in the near future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the company during the fiscal year ended June 30, 1997, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that Mr. Miller and Mr. Greenwald each failed to timely file a Form 4 in April, 1997 with respect to the acquisition of options for common stock. Messrs. Bayle, Schotte and Koshakji each filed a Form 3 in October, 1998 reflecting their respective appointments to the Board of Directors in September, 1997 (Mr. Bayle) and March 1998 (Messrs. Schotte and Koshakji). Mr. Schotte filed a Form 4 in October, 1998 reflecting the conversion of a note into shares of common stock of the Company, and the acquisition of shares and warrants of the Company, in each case by an affiliate of Mr. Schotte in April, 1998.

Item 11. Executive Compensation.

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company and the four most highly compensated executive officers who were executive officers as of June 30, 1997.

                           Summary Compensation Table

                                Annual Compensation                Long-term
                                                                  Securitites
Name and                Fiscal                    Other Annual    Underlying      All Other
Position                 Year    Salary   Bonus   Compensation     Options       Compensation

Stephen Greenwald        1997    127,500   --          --          100,000(2)    97,500(1)(2)
Chief Executive          1996     60,000   --          --          216,667(2)    75,000(1)(2)
Officer, Co-Chairman     1995       --     --          --             --

Ira N. Smith             1997    130,875   --          --          100,000       94,125(1)
President;               1996     60,000   --          --          216,667       75,000(1)
Co-Chairman              1995       --     --          --             --            --

Lawrence Schneider       1997     89,167   --          --          100,000      135,833(1)
Co-Chairman              1996     60,000   --          --          216,667       75,000(1)
                         1995       --     --          --            8,333          --

Joshua Grode             1997     40,000   --          --             --            --
Executive                1996     24,872   --          --           33,333          --
Vice-President           1995       --     --          --             --            --

Marvin Grossman          1997     87,524   --          --           35,000          --
Chief Financial          1996       --     --          --             --            --
Officer                  1995       --     --          --             --            --

(1) Messrs. Greenwald, Smith and Schneider each deferred $75,000 of their annual compensation during the fiscal year ended June 30, 1996 pursuant to the terms of their respective compensation agreements with the Company. During the fiscal year ended June 30, 1997, Messrs. Greenwald, Smith and Schneider deferred $97,500, $94,125, and $135,833, respectively, of their annual compensation pursuant to their compensation agreements. Pursuant to such agreements, Messrs. Greenwald, Smith and Schneider were issued convertible promissory notes for the amount of such deferred compensation, payable in full within twelve months from the date of issue with interest at 2% over prime. Such notes were converted into shares of common stock of the Company on June 10 and June 30, 1996 at the average closing bid price in effect for the common stock for the 10-day trading period immediately preceding the date of each respective election. On June 10, $60,000 of each note (plus accrued interest) was converted into 83,120 shares of common stock at a price of $.75 per share, and on June 30, $15,000 of each note was converted into 19,231 shares of common stock at a price of $.78 per share. On September 30, 1996, they each converted deferred compensation notes of $15,000 for the quarter then ended into a total of 26,316 shares of common stock at a conversion price of $.57 per share. See "Compensation Arrangements, Termination of Employment and Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and each of Messrs. Greenwald, Smith and Schneider. Such compensation agreements became effective on October 1, 1995, but were terminated in March, 1998 in connection with a change in control of the Company.

(2) The cash compensation and stock options reflected as being paid to or received by Mr. Greenwald in the foregoing table were actually paid to or received by G & H Media, Ltd., a consulting firm of which Mr. Greenwald is a principal and controlling party. The compensation to Mr. Greenwald does not include compensation paid to a law firm of which Mr. Greenwald is a member.
      See "Certain Relationships and Related Transactions."

 (3) Mr.Grode commenced employment with the Company on April 1, 1996. His employment with the Company terminated on February 28, 1997.

 (4) Although Mr. Grossman was elected to his present position with the Company on May 22, 1996, he did not begin to receive compensation from the Company until the commencement of the 1997 fiscal year in July, 1996. Mr.Grossman's employment with the Company was converted into a part-time consulting arrangement as of January 1, 1998.

Options/Stock Appreciation Rights

     The following table provides information with respect to stock options and stock appreciation rights ("SARs") granted to the named executive officers during the fiscal year ended June 30, 1997.

                                    Individual Grants
                    -----------------------------------------------
                                  % of Total
                      Number of     Options                           Potential Realized Value at
                    Securitites    Granted to  Exercise                 Assumed Annual Rates of
                     Underlying    Employees     Price                  Stock Price Appreciation
                      Options      In Fiscal      Per    Expiration         For Option Terms
Name                  Granted        Year        Share     Date           5%                10%
----                -----------   -----------  --------  ----------   ---------------------------

Stephen Greenwalk     100,000(1)     28%        $1.00     12/02/01        0              $14,000

Ira N. Smith          100,000        28%        $1.00     12/02/01        0              $14,000

Lawrence Schneider    100,000        28%        $1.00     12/02/01        0              $14,000

Joshua Grode             --          --          --          --           -                 --

Marvin Grossman        35,000        9.8%       $ .75     12/02/99      $2,100           $ 6,650


(1)The stock options reflected as being issued to Stephen R. Greenwald in the foregoing table were actually issued to G & H Media, Ltd., a consulting firm of which Mr. Greenwald is a principal and controlling party.


Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

                                          Number of Securities
                                         Underlying Unexercised      Value of Unexercised
                                           Options at Year End         In-the-Money-Options
                        Shares
                       Acquired     Value
Name                  On Exercise  Realized   Exercisable  Unexercisable   Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------
Stephen Greenwald(1)      --          --        366,667         --              0              --

Ira N. Smith              --          --        316,667         --              0              --

Lawrence Schneider(1)     --          --        350,000         --              0              --

Joshua Grode              --          --         33,333         --              0              --

Marvin Grossman           --          --         35,000         --              0              --


(1) The chart includes 50,000 stock options for Mr. Greenwald, and 25,000 stock options for Mr.Schneider, in each case issued in connection with short term loans made to the Company. See "Certain Relationships and Related Transactions."

Repricing of Options

     On December 2, 1996, the Board of Directors voted to lower the exercise price of the following warrants to $1.00 per share to create further incentives for management of the Company and to bring the warrant exercise price into line with warrants granted to other parties performing services for the Company: With respect to Lawrence Schneider, 8,333 warrants granted in April, 1995 at an exercise price of $3.91 per share; 16,667 warrants granted in October, 1995 at an exercise price of $2.83 per share; and 200,000 warrants granted in March, 1996 at an exercise price of $1.87 per share; with respect to Robert Miller, 8,333 warrants granted in April, 1995 at an exercise price of $3.91 per share; 33,333 warrants granted in October, 1995 at an exercise price of $2.83 per share; and 25,000 warrants granted in March, 1996 at an exercise price of $1.87 per share; with respect to each of Ira Smith and G & H Media., Ltd. (an affiliate of Stephen R. Greenwald), 16,667 warrants granted in October, 1995 at an exercise price of $2.83 per share; and 200,000 warrants granted in March, 1996 at an exercise price of $1.87 per share. The closing bid price of the Company's common stock on December 2, 1996 was $.69 per share.

Director Compensation

     The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings.

Compensation Agreements, Termination of Employment and
Change-in-Control Arrangements

     On October 1, 1995, Messrs. Greenwald, Smith and Schneider executed compensation agreements with the Company (the "Agreements"), pursuant to which the named parties agreed to render management services to the company for a three year period ending October 1, 1998. Pursuant to these Agreements, each of the parties agreed to serve as a Co-Chairman in the Office of the Chairman of the Company and, in addition, Mr.Greenwald agreed to serve as Chief Executive Officer. (In March, 1996, Mr. Smith also agreed to serve as President of the Company). The Agreements were superseded by agreements executed on March 6, 1996. The subsequent agreements (also defined as the "Agreements") were substantially identical to the original Agreements in all material respects with respect to cash compensation but modified the provisions regarding the issuance of stock options. (In the subsequent Agreement with Mr. Greenwald, the named party is G & H Media, Ltd., rather than Mr. Greenwald individually; G & H Media, Ltd. is a consulting firm of which Mr. Greenwald is a principal and controlling party).

     The Agreements provided for compensation a the rate of $15,000 per month, $20,000 per month and $25,000 per month during the first, second and third years of the respective terms of the Agreements. In September, 1997, the terms of the Agreements were extended for an additional two-year period.

     Each of Messrs. Greenwald, Smith and Schneider agreed that with respect to each calendar quarter during the term of his respective Agreement, the following percentage of his compensation would be paid: (i) no payment if the current assets of the Company as of the end of the previous calendar quarter are less than $500,000; (ii) one-third if the current assets of the Company as of the end of the previous calendar quarter are more than $500,000 but less than $1,000,000; (iii) two-thirds if the current assets as of the end of the previous calendar quarter are more than $1,000,000 but less than $1,500,000; and (iv) full payment if the current assets as of the end of the previous calendar quarter are more than $1,500,000. Any portion of the compensation not paid would be deferred and would be paid in twelve months with interest pursuant to a promissory note issued by the Company, provided that the note could be converted into common stock of the Company at any time prior to payment in full at the average closing bid price in effect for the common stock for the 10-day trading period immediately preceding the date of the conversion election.

     During the quarter ended December 31, 1995, each of Messrs. Greenwald, Smith and Schneider deferred 100% of their compensation for the quarter, or $45,000 each. During each of the next two quarters, they deferred one-third of their compensation, or a total of $30,000 each. On June 10 and June 30, 1996, each of Messrs. Greenwald, Smith and Schneider converted their deferred compensation notes of $75,000 (plus accrued interest) into a total of 102,351 shares of common stock at prices of $.75 and $.789 per share, respectively. On September 30, 1996, they each converted deferred compensation notes of $15,000 for the quarter then ended into a total of 26,316 shares of common stock at a conversion price of $.57 per share.

     The Agreements also provided for the issuance of 200,000 stock options to each of Messrs. Greenwald, Smith and Schneider, exercisable during the five-year period commencing March 6, 1996 at an exercise price of $1.87 per share (subsequently lowered to $1.00 per share by action of the Board of Directors in December 1996). See "Options/Stock Appreciation Rights."

     On December 2, 1996, the Board of directors granted 100,000 common stock purchase warrants to each of Stephen R. Greenwald, Ira Smith and Lawrence Schneider in consideration of services rendered to the Company. The warrants were granted for a five-year period and are exercisable at a purchase price of $1.00 per share.

     In April, 1997, the Company granted additional common stock purchase warrants to Stephen R. Greenwald (or his designee), Lawrence Schneider and Robert Miller, Jr. in consideration of providing certain interim financing to the Company. See "Certain Relationships and Related Transactions."

     Lawrence Schneider resigned his executive position in September 1997. In March, 1998, Messrs. Greenwald and Smith stepped down as CEO and President of the Company, and Messrs. Johan Schotte and Pierre Koshakji were elected as CEO and President in their stead.

     In connection with the change of management in March, 1998, Messrs. Greenwald and Smith terminated their existing employment agreements and entered into new compensation arrangements with the Company. Mr. Greenwald agreed to serve as managing director of the Company through December 31, 1999, and is entitled to receive the sum of $130,000 during such period in varying monthly payments. In addition, in consideration of terminating his existing employment agreement, Mr. Greenwald is entitled to receive an additional $130,000, also payable in varying monthly amounts during the two-year period ending December 31, 1999. The Company is currently in default under Mr. Greenwald's agreement, entitling Mr. Greenwald to re-instate his former employment agreement.

     Mr. Smith (through S.F.H. Associates, Inc.) agreed to serve in a consulting capacity to the Company through December 31, 1999, and is entitled to receive the sum of $160,000 during such period, payable at the rate of $8,000 per month, commencing May, 1998. In adition, in consideration of terminating his existing employment agreement, Mr. Smith is entitled to receive an additional $100,000, payable in varying monthly amounts during the two-year period ending December 31, 1999. The Company is in default under the agreements with S.F.H Associates, Inc. and Mr. Smith, as a result of which such parties have exercised their contractual rights to double the payments due to them under such agreements.

     Johan Schotte entered into a two-year employment agreement with the Company, commencing as of January 1, 1998 and continuing through December 31, 1999. Mr. Schotte's compensation is set at $150,000 per year during such period. Mr. Koshakji also entered into a two-year employment agreement with the Company at the rate of $150,000 per annum. As of September 30, 1998, a substantial portion of the compensation due to Messrs. Smith and Koshakji under their respective agreements is past due.

     In connection with the change of management, an affiliate of Mr. Schotte purchased a total of $230,000 of deferred compensation notes from Messrs. Greenwald and Smith, and converted approximately 75% of these notes into 667,648 shares of the Company's common stock in April, 1998.

Compensation Committee Report and Compensation Committee
Interlocks and Insider Participation

     Executive officer compensation is determined by the entire Board of Directors. The Board has not appointed or designated a separate compensation committee to determine or set executive compensation. The Board's executive compensation policy is intended to attract and retain key executives, compensate them at appropriate levels and provide them with both cash and equity incentives to enhance the Company's value for all of its stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning ownership of common stock, as of September 30, 1998, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.



Name & Address of                        Shares                   Percentage of
Beneficial Owner           Status        Beneficially Owned            Class
----------------------------------------------------------------------------
Lawrence Schneider           __           480,101(1)                  8.6%
116 E. 30th Street
New York, NY

Robert Miller, Jr.         Director       202,333(2)                  3.8%
900 4th Avenue
Seattle, WA

S.F.H. Associates Inc.      __            445,231(3)                  8.1%
49 Woodland Drive
Oyster Bay, NY

Stephen R. Greenwald       Managing       495,231(4)                  8.9%
380 Lexington Avenue       Director;
New York, NY               Director

Johan Schotte              CEO and        250,000(5)                  4.7%
1601 Elm Street            Chairman
Dallas, TX

Pierre Koshakji            President &       ___                      ___
1601 Elm Street            Director
Dallas, TX

Yves Bayle                 Director          ___                      ___
1601 Elm Street
Dallas, TX

All Executive
Officers &
Directors As
A Group (5 Persons)(6)      ___           947,564(7)                 16.3%



(1) Includes presently exercisable options to purchase 350,000 shares of common stock.
(2) Includes presently exercisable options to purchase 131,666 shares of common stock; also includes 61,167 shares held jointly with Mr. Miller's wife, and 9,500 shares held in an individual retirement account for Mr. Miller's wife, as to which latter shares Mr. Miller disclaims beneficial ownership.
(3) Includes presently exercisable options to purchase 316,667 shares of common stock.
(4) Includes presently exercisable options to purchase 366,667 shares of common stock.

(5) Includes presently exercisable options to purchase 125,000 shares of common stock; does not include $57,501 principal amount of convertible notes held by an affiliate of Mr. Schotte, which are convertible at market value at time of conversion (i.e., based on the closing price of $.45 on September 30, 1998, the notes could have been converted into 127,780 shares of common stock at that time); also does not include 125,000 shares of common stock and 125,000 presently exercisable warrants held by each of Gold Leaf Pictures Belgium bvba and A Hero from Zero N.V., both affiliates of Mr. Schotte; also does not include 792,648 shares of common stock and 151,600 common stock purchase warrants held by another corporate affiliate of Mr. Schotte, Lecoutere Finance S.A. (Mr. Schotte disclaims beneficial ownership of all shares and warrants held by affiliated entities, although based on Mr.Schotte's close business relationship with the other principal shareholders of these entities, there exists the possibility that these shareholders may act in concert with Mr. Schotte with respect to the voting of these shares in the Company.
(6) The table does not include Dominique Verhaegen who resigned as a Director of the Company in October, 1998 - Mr. Verhaegen is not the beneficial owner of any shares of common stock of the Company.
(7) Includes presently exercisable options to purchase 623,333 shares of common stock.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

     On August 1, 1996, the Board of Directors of the Company offered to reimburse members of the CECO Shareholders Committee in kind for all expenses incurred by such members in connection with the change of management control of the Company effected in April, 1995. (See "Change of Control"). The Board offered to reimburse such expenses by issuing stock options to the committee members in an amount equal to one and one-third times the amount of such expenses. Robert Miller, a director of the Company, agreed to accept options to purchase 40,000 shares of the Company's common stock, exercisable over a five-year period at an exercise price of $.75 per share, representing the then current market price of the Company's common stock on the date of grant. In exchange, Mr. Miller agreed to release his claim for reimbursement of approximately $30,000 of expenses incurred by Mr. Miller in connection with the change of control. Lawrence Schneider, then a director of the Company and also a member of the CECO Shareholders Committee, did not agree to accept options in lieu of his claim for reimbursement of expenses in connection with the change of control.

     During the fiscal years ended June 30, 1997 and 1998, the law firm of Herbst & Greenwald, of which Mr. Greenwald, a director of the Company, is a member, received fees for legal services rendered to the Company in the amounts of $21,563 and $5,000, respectively.

     In April, 1997, Stephen R. Greenwald, Lawrence Schneider (then a director of the Company), and Robert E. Miller, Jr. made loans to the Company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan was payable on demand, accrued interest at the rate of 9.25% per annum, and was secured by a collateral assignment of the Company's $300,000 receivable due from Kinnevik. See "Business-Sales of Distribution Rights." In consideration of making such loans, the lenders received five-year warrants to purchase shares of common stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants in consideration of their respective $25,000 loans to the Company, and Mr. Greenwald (or his designee) received 50,000 warrants in consideration of his $50,000 loan to the Company. Mr. Schneider's loan was repaid in April, 1998 from the Kinnevik receivable. However, Messrs. Greenwald and Miller agreed to a rollover of their loans to be paid from the proceeds of a second Kinnevik receivable due in September, 1998. In consideration of the rollover, Mr. Greenwald will receive 25,000 warrants and Mr. Miller will receive 12,500 warrants, in each case exercisable over a five-year period at $1.00 per share. Mr. Greenwald's loan was repaid in September, 1998; Mr. Miller's loan was rolled over for a six month period on an unsecured basis with interest at the rate of 10% per annum.

     In March, 1998, Ira Smith and Stephen Greenwald stepped down as Co-Chairmen in the Office of the Chairman of the Company, and Johan Schotte was appointed as Chairman and CEO of the Company. In connection with the change in management, an affiliate of Mr. Schotte purchased $230,000 face value of deferred compensation notes from Messrs. Smith and Greenwald, and in April, 1998, converted approximately 75% of those notes into 667,648 shares of the Company's common stock. In addition, at the time of the change in management, the Company purchased an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of a second division professional soccer team in New Mexico, and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies.

     In connection with Mr.Schotte's appointment as CEO and Chairman of the Board, Mr. Greenwald agreed to terminate his existing employment agreement with the Company and to enter into a new, two-year employment agreement, effective as of January 1, 1998. Mr. Smith also agreed to terminate his existing employment agreement. The Company entered into a new, two-year consulting agreement with S.F.H. Associates, Inc., pursuant to which the consultant would provide the consulting services of Mr. Smith for the two year period commencing as of January 1, 1998. The Company also entered into a two-year contract with each of Mr. Schotte and Mr. Koshakji, effective as of January 1, 1998, at the rate of $150,000 per annum. (See "Executive Compensation").

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)(1) The response to this portion of Item 14 is submitted under Item 8, page 17.


(a)(2)  See (a)(1) above.


(a)(3)  Exhibits

3.1     Articles of Incorporation, as amended through June 30, 1995(1)

3.2     Amendments to Articles of Incorporation filed in March and June, 1996(8)

3.3     Amendment to Articles of Incorporation filed in January, 1997 (9)

3.4     By-laws(1)

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

4.10 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider(7)

4.11 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith(7)

4.12 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)

4.13 Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)

4.14    Convertible Note issued to Augustine Fund L.P. in July, 1998 (11)

4.15 Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)

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

10.12 Employment Agreement dated October 1, 1995, between the Company and Ira N. Smith (6)

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

10.19   Joint Venture Letter between the Company and Film Bridge
        International, Inc., dated March 11, 1996(8)

10.20 Lease for office premises at 1875 Century Park East, Suite 2130, Los Angeles, California, dated May 9, 1996(8)

10.21 Agreement dated August 29, 1996, between the Company and Kinnevik Media Properties, Ltd.(8)

10.22   Agreement dated September 6, 1996 between the Company and
        Mr. David Somerstein(8)

10.23 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors , Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)

10.24 Form of Settlement Agreement with Generale bank Nederland, N.V., dated as of December 18, 1996 (9)

10.25 Stock Purchase Agreement between the Company and Kinnevik Media Properties, Ltd., dated September 1997 (10)

10.26 Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports
        New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March 2, 1998 (10)

10.27 Termination /Employment Agreement with Stephen R. Greenwald, dated March 2, 1998 (10)

10.28   Termination Agreement with Ira Smith dated March 2, 1998 (10)

10.29 Consulting Agreement with S.F.H. Associates, Inc. for the services of Ira Smith, dated March 2, 1998 (10)

10.30   Employment Agreement with Johan Schotte, dated March 2, 1998 (10)

10.31   Convertible Note issued to Augustine Fund, L.P. in
        July, 1998 (see Item 4.14)

10.32 Asset Purchase Agreement between the Company and Kimon Mediabright KB, a Swedish limited partnership, dated July 14, 1998 (10)

21.1    Subsidiaries of the Registrant(3)

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

(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed August 30, 1995, File No. 0-18954.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18954.

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-18954.

(9) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-20701.

(10)Filed herewith.

(11)To be filed by amendment.

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



                                    ODYSSEY PICTURES CORPORATION


Dated: October 20, 1998      By:  /s/ Stephen R. Greenwald
                                --------------------------
                                      Stephen R. Greenwald,
                                      Managing Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                   Title                                      Date


/s/ Johan Schotte           CEO and Chairman                         10/20/98
------------------          (Principal Executive &
    Johan Schotte           Financial Officer)


/s/ Pierre Koshakji         President; Director                      10/20/98
-------------------
    Pierre Koshakji


/s/ Stephen R. Greenwald    Managing Director;                       10/20/98
------------------------    Director
    Stephen R. Greenwald


/s/ Robert E. Miller, Jr.   Director                                 10/20/98
------------------------
    Robert E. Miller, Jr.


                            Director
--------------
    Yves Bayle