Form 10-Q
period 1997-09-30
ODYSSEY PICTURES CORP
filed 1998-12-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period From _______ to _______

                           Commission File No. 0-18954


                          ODYSSEY PICTURES CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


      Nevada                                                     95-4269048
-----------------------                                     --------------------
(State or other juris-                                        (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)


1601 ELM STREET, STE 4000, DALLAS, TX 75201-2522
---------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No., including area code (214) 720-1622
                                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirement for at least the past 90 days.    Yes    No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share -- 3,861,182 outstanding shares as of September 30, 1997.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                      Page

Part I - Financial Information

Consolidated Balance Sheets as of                                       1
 September 30, 1997 and June 30, 1997

Consolidated Statements of Operations                                   2
 for the Three Month Periods Ended
 September 30, 1997 and 1996

Consolidated Statements of Cash Flows                                   3
 for the Three Month Periods Ended
 September 30, 1997 and 1996

Consolidated Statements of Changes In                                   5
 Shareholders' Equity (Deficit) for the
 Three Month Period Ended September 30, 1997

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                          7

Part II - Other Information                                             8

Signatures                                                              9

                                            ODYSSEY PICTURES CORPORATION
                                             Consolidated Balance Sheets
                                        -------------------------------------



                                                                             September 30,
                                                                               1997                  June 30, 1997
                                                                        -------------------         ---------------


ASSETS:
     Cash                                                                          $24,937                    $8,790
     Accounts receivable, net of allowances
         of $0 and $0                                                              242,245                   292,251
     Note receivable                                                               550,000                   300,000
     Film costs, net                                                               121,197                   120,472
     Other assets                                                                   15,316                    17,998
                                                                        -------------------      --------------------

                                                                                  $953,695                  $739,511
                                                                        ===================      ====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Liabilities:
         Accounts payable and accrued expenses                                    $776,086                  $874,020
         Accrued wages                                                             374,772                   335,996
         Accrued interest                                                           73,059                    64,601
         Accrued rent                                                             -                          149,000
         Due to producers and participants                                         481,398                   560,499
         Deferred revenues                                                          29,000                    19,800
         Notes and loans payable                                                   917,673                   961,500
                                                                        -------------------      --------------------

             Total liabilities                                                   2,651,988                 2,965,416
                                                                        -------------------      --------------------

     Shareholders' Equity (Deficit):
         Preferred stock, par value $.10;
             Authorized - 10,000,000 shares
             Issued - 500,000 shares                                                50,000                 -
         Common stock, par value $.01;
             Authorized - 6,666,666 shares
             Issued -3,861,182 and 3,279,515
               shares                                                               38,612                    32,796
         Capital in excess of par value                                         27,155,446                26,358,583
         Accumulated deficit                                                   (28,942,351)              (28,617,284)
                                                                        -------------------      --------------------
         Total shareholders' deficit                                            (1,698,293)               (2,225,905)
                                                                        -------------------      --------------------

                                                                                  $953,695                  $739,511
                                                                        ===================      ====================





                                  The accompanying notes are an integral part of these statements.


                                        ODYSSEY PICTURES CORPORATION
                                    Consolidated Statements Of Operations


                                                                                      For the Three Months
                                                                                      Ended September 30,
                                                                            ---------------------------------------
                                                                                  1997                  1996

REVENUES:                                                                             $35,316               $57,251
                                                                            ------------------    ------------------

EXPENSES:
     Costs related to revenues                                                          7,837                 3,002
     Selling, general and
       administrative expenses                                                        329,181               353,474
                                                                            ------------------    ------------------

                                                                                      337,018               356,476
                                                                            ------------------    ------------------

     Operating loss                                                                  (301,702)             (299,225)

OTHER INCOME (EXPENSES):
     Interest expense                                                                 (23,365)              (23,217)
                                                                            ------------------    ------------------

     Net loss                                                                       ($325,067)            ($322,442)
                                                                            ==================    ==================

Net loss per share                                                                     ($0.08)               ($0.12)
                                                                            ==================    ==================


Weighted average common shares outstanding                                          3,861,182             2,670,190
                                                                            ==================    ==================








                                      The accompanying notes are an integral part of these statements.



                                                         ODYSSEY PICTURES CORPORATION
                                                   Consolidated Statements Of Cash Flows


                                                                                              For the Three Months
                                                                                               Ended September 30,
                                                                                  ------------------------------------------

                                                                                              1997                  1996
Cash Flows from Operating Activities:
     Net loss                                                                               ($325,067)            ($322,442)
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
           Amortization of film costs                                                          10,539               --
           Additions to film costs                                                            (11,264)              (53,793)
           Other depreciation and amortization                                                  2,682                   519
           Issuance of shares of preferred stock to
             equity investors                                                                 500,000               --
           Issuance of shares of common stock in exchange for
             cancellation of notes and other liabilities                                      302,679               302,679
           Issuance of shares of common stock to
             equity investors                                                                  50,000               --
           Issuance of shares of common stock to officers in payment
             of deferred compensation                                                        --                      45,000
       Decrease (increase) in assets:
           Accounts receivable, net                                                            50,006               (26,000)
           Note receivable                                                                   (250,000)
           Other                                                                             --                        (516)
       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                             (199,700)              (24,373)
           Due to producers and participants                                                  (79,101)               25,671
           Deferred revenues                                                                    9,200               --
                                                                                  --------------------   -------------------
     Net cash used in
         operations                                                                            59,974               (53,255)
                                                                                  --------------------   -------------------

Cash Flows from Investing Activities:

     Acquisition of fixed assets                                                             --                      (1,500)
                                                                                  --------------------   -------------------
     Net cash used in investing
        activities                                                                           --                      (1,500)
                                                                                  --------------------   -------------------

Cash Flows from Financing Activities:
     Note payable exchanged for common stock                                                  (70,000)              --
     Net proceeds from interim financing                                                       26,173
                                                                                  --------------------   -------------------
     Net cash provided by
        financing activities                                                                  (43,827)              --
                                                                                  --------------------   -------------------

Net (decrease) increase in cash and equivalents                                                16,147               (54,755)

Cash and equivalents at beginning of period                                                     8,790               462,971
                                                                                  --------------------   -------------------

Cash and equivalents at end of period                                                         $24,937              $408,216
                                                                                  ====================   ===================




                                      The accompanying notes are an integral part of these statements.



                                                ODYSSEY PICTURES CORPORATION
                                           Consolidated Statements Of Cash Flows

                                                                                        For the Three Months
                                                                                         Ended September 30,
                                                                            --------------------------------------------

                                                                                      1997                   1996

       Supplemental Disclosures of Cash Flow Information:

            Cash paid during the period for-
                 Interest                                                              $5,370                   --
                                                                            ==================       ===================

                 Income taxes                                                          --                       --
                                                                            ============================================












                                    The accompanying notes are an integral part of these statements.


                                                                    ODYSSEY PICTURES CORPORATION
                                               Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of       Accumulated     Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)

Balances - June 30, 1995                                         2,284,189      $22,842   $25,682,817    ($23,726,376)    $1,979,283
     Issuance of shares to officers
       in payment of notes                                         307,053        3,071       228,949                        232,020
     Cash payments in lieu of
        fractional shares on
        conversion of Class A stock                                                              (400)                         (400)
     Net loss                                                                                              (4,959,716)   (4,959,716)
                                        ------------  --------- ------------  ----------- -------------  -------------  ------------

Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                                515,000        5,150       297,530                       302,680
     Issuance of shares of common stock
        to equity investors                                         66,667          666        49,333                        49,999
     Net loss                                                                                               (325,067)      (325,067)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - September 30, 1997              500,000    $50,000    3,861,182      $38,612   $27,155,446   ($28,942,351)   ($1,698,293)
                                       ============  ========= ============  ===========  ============  =============   ============




                                        The accompanying notes are an integral part of these statements.


                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1997


1.        Basis of Financial Statement Preparation:
          ------------------------------------------

The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 1997.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1997,
(b) the results of operations for the three month periods ended September 30, 1997 and 1996 and (c) cash flows for the three month periods ended September 30, 1997 and 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


         Three Months Ended September 30, 1997 and 1996
         ----------------------------------------------

     Revenues for the three month period ended September 30, 1997 did not increase substantially from the three months ended September 30, 1996. There were no films which became available for delivery in either of the periods.

     Costs related to revenues increased to $7,837 for the 1997 three month period from $3,002 for the 1996 three month period.

     Selling, general and administrative expenses decreased by $24,293 (7%) to $329,181 for the 1997 three month period from $353,474 for the comparable 1996 Period.

     Interest expense increased to $23,365 for the 1997 three month period from $23,217 for the comparable 1996 three month period.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 1997, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $27,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 1997, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At September 30, 1997, the Company held approximately $24,937 of cash.

     The Company had no material commitments for capital expenditures as of September 30, 1997.

PART II - OTHER INFORMATION

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, dated October 20, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ODYSSEY PICTURES CORPORATION




                                            By:  /s/ Stephen R. Greenwald
                                            -----------------------------
                                                  Stephen R. Greenwald
                                                  Managing Director




                                            By:  /s/ Johan Schotte
                                            ----------------------
                                                  Johan Schotte
                                                  CEO and Chairman
                                                  (Principal Executive &
                                                  Financial Officer)



DATED:  December 21, 1998