Form 10-Q
period 1997-12-31
ODYSSEY PICTURES CORP
filed 1998-12-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period From _______ to _______

                           Commission File No. 0-18954


                          ODYSSEY PICTURES CORPORATION
               (Exact name of registrant as specified in charter)


      Nevada                                                     95-4269048
(State or other juris-                                        (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)


1601 ELM STREET, STE 4000, DALLAS, TX 75201-2522
------------------------------------------------
(Address of Principal Executive Offices)   (Zip Code)


Registrant's Telephone No., including area code (214) 720-1622


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirement for at least the past 90 days.   Yes        No  X
                                                       ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.01 per share --
     4,361,637 outstanding shares as of December 31, 1997.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                        Page

Part I - Financial Information

Consolidated Balance Sheets as of                                         1
   December 31, 1997 and June 30, 1997

Consolidated Statements of Operations                                     2
   for the Six and Three Month Periods Ended
   December 31, 1997 and 1996

Consolidated Statements of Cash Flows                                     3
   for the Six Month Periods Ended
   December 31, 1997 and 1996

Consolidated Statements of Changes In                                     5
   Shareholders' Equity (Deficit) for the
   Six Month Period Ended December 31, 1997

Notes to Consolidated Financial Statements                                6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                          7

Part II - Other Information                                               8

Signatures                                                                9



                                        ODYSSEY PICTURES CORPORATION
                                         Consolidated Balance Sheets
                                        ----------------------------

                                                             December 31,
                                                               1997             June 30, 1997
                                                          ---------------       -------------

ASSETS:
    Cash                                                         $35,841               $8,790
    Accounts receivable, net of allowances
       of $0 and $0                                              175,581              292,251
    Note receivable                                              325,000              300,000
    Film costs, net                                              133,444              120,472
    Other assets                                                  14,423               17,998
                                                          ---------------     ----------------

                                                                $684,289             $739,511
                                                          ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accounts payable and accrued expenses                    $811,394             $874,020
       Accrued wages                                             464,834              335,996
       Accrued interest                                           65,468               64,601
       Accrued rent                                                 -                 149,000
       Due to producers and participants                         431,006              560,499
       Deferred revenues                                          29,000               19,800
       Notes and loans payable                                   680,173              961,500
                                                          ---------------     ----------------

          Total liabilities                                    2,481,875            2,965,416
                                                          ---------------     ----------------

    Shareholders' Equity (Deficit):
       Preferred stock, par value $.10;
          Authorized - 10,000,000 shares
          Issued - 500,000 shares                                 50,000                -
       Common stock, par value $.01;
          Authorized - 6,666,666 shares
          Issued -4,361,637 and 3,279,515
            shares                                                43,617               32,796
       Capital in excess of par value                         27,387,151           26,358,583
       Accumulated deficit                                   (29,278,354)         (28,617,284)
                                                          ---------------     ----------------
       Total shareholders' deficit                            (1,797,586)          (2,225,905)
                                                          ---------------     ----------------

                                                                $684,289             $739,511
                                                          ===============     ================




                     The accompanying notes are an integral part of these statements.



                                             ODYSSEY PICTURES CORPORATION
                                        Consolidated Statements Of Operations
                                        -------------------------------------

                                                        For the Six Months                For the Three Months
                                                        Ended December 31,                Ended December 31,
                                                  -------------------------------   -------------------------------

                                                        1997             1996             1997             1996

REVENUES:                                               $38,816          $88,175           $3,500          $30,924
                                                  --------------   --------------   --------------   --------------

EXPENSES:
    Costs related to revenues                            11,252          127,898            3,415          124,896
    Selling, general and
      administrative expenses                           648,371          875,896          319,190          522,422
                                                  --------------   --------------   --------------   --------------

                                                        659,623        1,003,794          322,605          647,318
                                                  --------------   --------------   --------------   --------------

    Operating loss                                     (620,807)        (915,619)        (319,105)        (616,394)

OTHER INCOME (EXPENSES):
    Other income                                           -           2,263,101             -           2,263,101
    Interest expense                                    (40,263)         (46,781)         (16,898)         (23,564)
                                                  --------------   --------------   --------------   --------------

    Net loss                                          ($661,070)      $1,300,701        ($336,003)      $1,623,143
                                                  ==============   ==============   ==============   ==============

Net loss per share                                       ($0.16)           $0.48           ($0.08)           $0.58
                                                  ==============   ==============   ==============   ==============


Weighted average common shares outstanding            4,110,410        2,708,103        4,110,410        2,807,103
                                                  ==============   ==============   ==============   ==============






                              The accompanying notes are an integral part of these statements.




                                             ODYSSEY PICTURES CORPORATION
                                         Consolidated Statements Of Cash Flows

                                                                           For the Six Months
                                                                           Ended December 31,
                                                                  ----------------------------------

                                                                           1997             1996
Cash Flows from Operating Activities:
    Net loss                                                            ($661,070)       $1,300,701
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Amortization of film costs                                        13,954           951,710
         Additions to film costs                                          (26,926)           13,199
         Other depreciation and amortization                                3,575          (209,035)
         Issuance of shares of preferred stock to
           equity investors                                               500,000               --
         Issuance of shares of common stock in exchange for
           cancellation of notes and other liabilities                    539,339               --
         Issuance of shares of common stock to
           equity investors                                                50,000               --
         Issuance of shares of common stock to officers in payment
           of deferred compensation                                          --              45,000
         Issuance of shares of common stock in consideration
           for services rendered                                               50             1,000
      Decrease (increase) in assets:
         Accounts receivable, net                                         116,670           (39,836)
         Note receivable                                                  (25,000)         (300,000)
         Other                                                               --               1,119
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                            (81,921)          163,111
         Due to producers and participants                               (129,493)       (2,411,058)
         Deferred revenues                                                  9,200            14,800
                                                                  ----------------   ---------------
    Net cash used in
        operations                                                        308,378          (469,289)
                                                                  ----------------   ---------------

Cash Flows from Investing Activities:

    Acquisition of fixed assets                                              --              (8,480)
                                                                  ----------------------------------
    Net cash used in investing
       activities                                                            --              (8,480)
                                                                  ----------------------------------

Cash Flows from Financing Activities:
    Note payable in settlement of Generale Bank
      complaint                                                           (25,000)          275,000
    Notes payable exchanged for common stock                             (282,500)              --
    Net proceeds from interim financing                                    26,173               --
                                                                  ----------------   ---------------
    Net cash provided by
       financing activities                                              (281,327)          275,000
                                                                  ----------------   ---------------

Net (decrease) increase in cash and equivalents                            27,051          (202,769)

Cash and equivalents at beginning of period                                 8,790           462,971
                                                                  ----------------   ---------------

Cash and equivalents at end of period                                     $35,841          $260,202
                                                                  ================   ===============



                         The accompanying notes are an integral part of these statements.



                                                ODYSSEY PICTURES CORPORATION
                                           Consolidated Statements Of Cash Flows

                                                                                          For the Six Months
                                                                                          Ended December 31,
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


                                                              ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of       Accumulated     Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)

Balances - June 30, 1995                                         2,284,189      $22,842   $25,682,817    ($23,726,376)    $1,979,283
     Issuance of shares to officers
       in payment of notes                                         307,053        3,071       228,949                        232,020
     Cash payments in lieu of
        fractional shares on
        conversion of Class A stock                                                              (400)                         (400)
     Net loss                                                                                              (4,959,716)   (4,959,716)
                                        ------------  --------- ------------  ----------- -------------  -------------  ------------

Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                              1,010,455       10,104       529,235                       539,339
     Issuance of shares of common stock
        to equity investors                                         66,667          667        49,333                        50,000
     Issuance of shares of common stock
        in consideration for service
        rendered                                                     5,000           50                                          50
     Net loss                                                                                               (661,070)      (661,070)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - December 31, 1997               500,000    $50,000    4,361,637      $43,617   $27,387,151   ($29,278,354)   ($1,797,586)
                                       ============  ========= ============  ===========  ============  =============   ============


                                   The accompanying notes are an integral part of these statements.

                           ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1997


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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1997, (b) the results of operations for the six and three month periods ended December 31, 1997 and 1996 and (c) cash flows for the six month periods ended September 30, 1997 and 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Six and Three Months Ended December 31, 1997 and 1996

     Revenues for the six and three month period ended December 31, 1997 decreased to $38,816 and $3,500 from $88,175 and $30,924 for the comparable six and three month periods ended December 31, 1996. There were no films which became available for delivery in either of the periods.

     Costs related to revenues decreased to $11,252 and $3,415 respectively for the 1997 six and three month periods ended December 31, 1997 from $127,898 and $124,896 for the comparable six and three month periods ended December 31, 1996. This is primarily related to the decreases in revenue in the current six and three month periods from the comparable periods in the prior year.

     Selling, general and administrative expenses decreased by $227,525 (26%) to $648,371 for the 1997 six month period from $875,896 for the comparable 1996 Period. For the 1997 three month period such expenses decreased by $203,232 (64%) to $319,190 from $522,422 for the comparable 1996 three month period. The decreases are primarily due to decreases in personnel and related expenses.

     Other income for the six and three month period ended December 31, 1997 decreased by $2,263,101 from the comparable six and three month period because there was no recognition of other income in the current six and three month periods.

     Interest expense decreased to $40,263 and $16,898 for the 1997 three month period from $46,781 and $23,564 for the comparable 1996 six and three month periods.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 1997, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $28,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 1997, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At December 31, 1997, the Company held approximately $35,841 of cash.

     The Company had no material commitments for capital expenditures as of December 31, 1997.

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

                                            ODYSSEY PICTURES CORPORATION




                                            By:  /s/ Stephen R. Greenwald
                                            -----------------------------
                                                  Stephen R. Greenwald
                                                  Managing Director




                                            By:  /s/ Johan Schotte
                                            -----------------------
                                                  Johan Schotte
                                                  CEO and Chairman
                                                  (Principal Executive &
                                                  Financial Officer)



DATED:  December 21, 1998