Form 10-Q
period 1998-03-31
ODYSSEY PICTURES CORP
filed 1998-12-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998

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

Common Stock, par value $.01 per share --
4,361,637 outstanding shares as of March 31. 1998

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                         Page

Part I - Financial Information

Consolidated Balance Sheets as of                                          1
   March 31, 1998 and June 30, 1997

Consolidated Statements of Operations                                      2
   for the Nine and Three Month Periods Ended
   March 31, 1998 and 1997

Consolidated Statements of Cash Flows                                      3
   for the Nine Month Periods Ended
   March 31, 1998 and 1997

Consolidated Statements of Changes In                                      5
   Shareholders' Equity (Deficit) for the
   Nine Month Period Ended March 31, 1998

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           7

Part II - Other Information                                                8

Signatures                                                                 9


                                          ODYSSEY PICTURES CORPORATION
                                           Consolidated Balance Sheets
                                          ----------------------------
                                                            March 31,
                                                               1998             June 30, 1997
                                                          ---------------       -------------

ASSETS:
    Cash                                                        $130,986               $8,790
    Accounts receivable, net of allowances
       of $0 and $0                                              175,581              292,251
    Note receivable                                              125,000              300,000
    Film costs, net                                              133,444              120,472
    Other assets                                                 463,530               17,998
                                                          ---------------     ----------------

                                                              $1,028,541             $739,511
                                                          ===============     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accounts payable and accrued expenses                    $844,370             $874,020
       Accrued wages                                             509,834              335,996
       Accrued interest                                           76,483               64,601
       Accrued rent                                                 -                 149,000
       Due to producers and participants                         430,337              560,499
       Deferred revenues                                          29,000               19,800
       Notes and loans payable                                 1,132,173              961,500
                                                          ---------------     ----------------

          Total liabilities                                    3,022,197            2,965,416
                                                          ---------------     ----------------

    Shareholders' Equity (Deficit):
       Preferred stock, par value $.10;
          Authorized - 10,000,000 shares
          Issued - 500,000 shares                                 50,000                -
       Common stock, par value $.01;
          Authorized - 40,000,000 shares
          Issued -4,361,637 and 3,279,515
            shares                                                43,617               32,796
       Capital in excess of par value                         27,387,151           26,358,583
       Accumulated deficit                                   (29,474,424          (28,617,284)
                                                          ---------------     ----------------
       Total shareholders' deficit                            (1,993,656)          (2,225,905)
                                                          ---------------     ----------------

                                                              $1,028,541             $739,511
                                                          ===============     ================




                     The accompanying notes are an integral part of these statements.

                                        ODYSSEY PICTURES CORPORATION
                                   Consolidated Statements Of Operations

                                                        For the Nine Months               For the Three Months
                                                          Ended March 31,                   Ended March 31,
                                                  -----------------------------------------------------------------

                                                          1998             1997             1998             1997

REVENUES:                                               $42,630         $130,226           $3,814          $42,051
                                                  --------------   --------------   --------------   --------------

EXPENSES:
    Costs related to revenues                            11,252          391,406             -             263,508
    Selling, general and
      administrative expenses                           834,537        1,477,677          186,166          601,781
                                                  --------------   --------------   --------------   --------------

                                                        845,789        1,869,083          186,166          865,289
                                                  --------------   --------------   --------------   --------------

    Operating loss                                     (803,159)      (1,738,857)         (182,352)        (823,238)

OTHER INCOME (EXPENSES):
    Other income                                           -           2,263,101             -                -
    Interest expense                                    (53,981)         (64,798)         (13,718)         (18,017)
                                                  --------------   --------------   --------------   --------------

    Net loss                                          ($857,140)        $459,446        ($196,070)       ($841,255)
                                                  ==============   ==============   ==============   ==============

Net loss per share                                       ($0.20)           $0.16           ($0.05)          ($0.29)
                                                  ==============   ==============   ==============   ==============


Weighted average common shares outstanding            4,194,819        2,898,573        4,194,819        2,898,573
                                                  ==============   ==============   ==============   ==============


Fully diluted net income (loss) per share                ($0.20)           $0.14           ($0.05)          ($0.25)
                                                  ==============   ==============   ==============   ==============


Weighted average common shares outstanding            4,194,819        3,398,573        4,194,819        3,398,573
                                                  ==============   ==============   ==============   ==============






                              The accompanying notes are an integral part of these statements.

                                                ODYSSEY PICTURES CORPORATION
                                           Consolidated Statements Of Cash Flows

                                                                         For the Nine Months
                                                                           Ended March 31,
                                                                  ----------------------------------

                                                                           1998             1997
Cash Flows from Operating Activities:
    Net loss                                                            ($857,140)       $1,300,701
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Amortization of film costs                                        13,954           951,710
         Additions to film costs                                          (26,926)           13,199
         Other depreciation and amortization                                4,468          (209,035)
         Issuance of shares of preferred stock to
           equity investors                                               500,000               --
         Issuance of shares of common stock in exchange for
           cancellation of notes and other liabilities                    539,339               --
         Issuance of shares of common stock to
           equity investors                                                50,000               --
         Issuance of shares of common stock to officers in payment
           of deferred compensation                                          --              45,000
         Issuance of shares of common stock in consideration
           for services rendered                                               50             1,000
      Decrease (increase) in assets:
         Accounts receivable, net                                         116,670           (39,836)
         Note receivable                                                  175,000          (300,000)
         Other                                                               --               1,119
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                              7,070           163,111
         Due to producers and participants                               (130,162)       (2,411,058)
         Deferred revenues                                                  9,200            14,800
                                                                  ----------------   ---------------
    Net cash used in
        operations                                                        401,523          (469,289)
                                                                  ----------------   ---------------

Cash Flows from Investing Activities:
    Purchase of stock in E-3 Sports Mexico, S.A.                         (135,000)              --
    Purchase of stock in Media Trust S.A.                                (315,000)              --
    Acquisition of fixed assets                                              --              (8,480)
                                                                  ----------------------------------
    Net cash used in investing
       activities                                                        (450,000)           (8,480)
                                                                  ----------------   ---------------

Cash Flows from Financing Activities:
    Note payable in settlement of Generale Bank
      complaint                                                           (25,000)          275,000
    Notes payable exchanged for common stock                             (282,500)              --
    Notes payable - investment in E-3 Sports Mexico, S.A.                 135,000               --
    Notes payable - investment in Media Trust S.A.                        315,000               --
    Net proceeds from interim financing                                    28,173               --
                                                                  ----------------   ---------------
    Net cash provided by
       financing activities                                               170,673           275,000
                                                                  ----------------   ---------------

Net (decrease) increase in cash and equivalents                           122,196          (202,769)

Cash and equivalents at beginning of period                                 8,790           462,971
                                                                  ----------------   ---------------

Cash and equivalents at end of period                                    $130,986          $260,202
                                                                  ================   ===============


                         The accompanying notes are an integral part of these statements.



                                                ODYSSEY PICTURES CORPORATION
                                           Consolidated Statements Of Cash Flows

                                                                                  For the Three Months
                                                                                  Ended March 31,
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


                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of       Accumulated     Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)

Balances - June 30, 1995                                         2,284,189      $22,842   $25,682,817    ($23,726,376)    $1,979,283
     Issuance of shares to officers
       in payment of notes                                         307,053        3,071       228,949                        232,020
     Cash payments in lieu of
        fractional shares on
        conversion of Class A stock                                                              (400)                         (400)
     Net loss                                                                                              (4,959,716)   (4,959,716)
                                        ------------  --------- ------------  ----------- -------------  -------------  ------------

Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                              1,010,455       10,104       529,235                       539,339
     Issuance of shares of common stock
        to equity investors                                         66,667          667        49,333                        50,000
     Issuance of shares of common stock
        in consideration for service
        rendered                                                     5,000           50                                          50
     Net loss                                                                                               (857,140)      (857,140)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - March 31, 1997                  500,000    $50,000    4,361,637      $43,617   $27,387,151   ($29,474,424)   ($1,993,656)
                                       ============  ========= ============  ===========  ============  =============   ============


                              The accompanying notes are an integral part of these statements.



                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


1.   Basis of Financial Statement Preparation:

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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 1998, (b) the results of operations for the nine and three month periods ended March 31, 1998 and 1997 and (c) cash flows for the nine month periods ended March 31, 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Nine and Three Months Ended March 31, 1998 and 1997

     Revenues for the nine and three month period ended March 31, 1998 decreased to $42,630 and $3,814 from $130,226 and $42,051 for the comparable nine and three month periods ended March 31, 1997. There were no films which became available for delivery in either of the periods.

     Costs related to revenues decreased to $11,252 and $0 respectively for the 1998 nine and three month periods ended March 31, 1998 from $391,406 and $263,508 for the comparable six and three month periods ended March 31, 1997. This is primarily related to the decreases in revenue in the current six and three month periods from the comparable periods in the prior year. Additionally, in the nine and three month period ended March 31, 1997 the Company wrote off $165,425 of unrecoupable film costs. It also expensed $76,297 resulting from the settlement of the litigation with Film Bridge.

     Selling, general and administrative expenses decreased by $643,140 (44%) to $834,537 for the 1998 nine month period from $875,896 for the comparable 1997 Period. For the 1998 three month period such expenses decreased by $415,615 (64%) to $186,166 from $601,781 for the comparable 1997 three month period. The decreases are primarily due to decreases in personnel and related expenses.

     Other income for the nine and three month period ended March 31, 1998 decreased by $2,263,101 from the comparable nine and three month period because there was no recognition of other income in the current nine and three month periods.

     Interest expense decreased to $53,981 and $13,718 for the 1998 nine and three month period from $64,798 and $18,017 for the comparable 1997 nine and three month periods.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 1998, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $28,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 1998, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At March 31, 1998, the Company held approximately $130,986 of cash.

     The Company had no material commitments for capital expenditures as of March 31, 1998.

PART II - OTHER INFORMATION

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, dated October 20, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ODYSSEY PICTURES CORPORATION




                                            By:  /s/ Stephen R. Greenwald
                                                 ------------------------
                                                  Stephen R. Greenwald
                                                     Managing Director




                                            By:  /s/ Johan Schotte
                                                 -----------------
                                                  Johan Schotte
                                                     CEO and Chairman
                                                     (Principal Executive &
                                                     Financial Officer)



DATED:  December 21, 1998