Form 10-K
period 1998-06-30
ODYSSEY PICTURES CORP
filed 1998-12-30
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

                         Commission file number 0-18954


                          Odyssey Pictures Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                             95-4269048
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


                      1601 Elm Street, Dallas, Texas 75201
                     ---------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 15, 1998 was approximately $3,490,447 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

     As of December 15, 1998 there were outstanding 6,974,340 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 1998


                                TABLE OF CONTENTS


                                     PART I

                                                                      Page
Item 1. Business ..................................................     2
Item 2. Properties ................................................     9

Item 3. Legal Proceedings .........................................    10

Item 4. Submission of Matters to a Vote of Security Holders .......    14


                                     PART II

Item 5. Market for Registrant's Common Stock and Related
          Stockholder Matters .....................................    15

Item 6. Selected Financial Data ...................................    16

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .....................    17

Item 8. Financial Statements and Supplementary Data ...............    19

Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...................    19


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ........   19

Item 11. Executive Compensation ....................................   21

Item 12. Security Ownership of Certain Beneficial
          Owners and Management ....................................   26

Item 13. Certain Relationships and Related Transactions ............   28


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ......................................   30

                                     PART I

Item 1.  Business


(a)  General Development of Business
------------------------------------

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

     Mr. Schneider resigned his executive position in September, 1997, and in March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company. At the same time, Mr. Pierre Koshakji was appointed to the Board and elected as President of the Company. Mr. Johan Schotte expanded the Board to include additional independent directors and Messrs. Greenwald and Smith agreed to terminate their existing employment agreements in exchange for revised employment and consulting agreements. In connection with the change in management, an affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of these notes into 667,648 shares of he Company's common stock in April, 1998. The balance of these notes were converted into 176,050 shares of common stock in October, 1998.

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

     Under the leadership of Mr. Schotte, the Company will seek to re-establish its position as a significant distributor of quality motion pictures by establishing relationships and strategic alliances with major film studios and successful writers, directors and producers. The Company also intends to establish a permanent presence in Europe through select joint-venture partners. In this connection, the Company purchased the assets of Sweden-based Kimon Mediabright KB ("Kimon") in August, 1998, consisting of a film library with worldwide and/or Scandanavian distribution rights and Scandanavian video distribution rights to certain Hallmark Entertainment products. In December 1998, the Company hired Mr. Ian Jessel, who is past President of Miramax International and who will join the Company's Board of Directors on January 1, 1999, to head up its film division.

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


(b)  Financial Information About Industry Segments
--------------------------------------------------

     Since the sale of its Double Helix subsidiary in 1991, the Company has been engaged in only one industry segment and line of business, the international distribution of motion pictures. See "Selected Financial Data."


(c)  Narrative Description of Business
--------------------------------------

Foreign Sales and Distribution Operations

     General.
     -------

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

Odyssey Music: The music unit of Odyssey will be initiated from Europe through exploitation and music publishing of the Techno/Dance music genre due to its low investment cost versus high return, and will serve as a basis to penetrate the U.S. market. This base will allow the launch of new acts via movie sound tracks. A U.S. operation will be set up as soon as practicable.

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

     In August, 1998, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price).

     In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum.

     In  November   1998,  the  Company  issued  200,000  common  shares  to  an unaffiliated party in exchange for $88,000 of barter credits.

     In December 1998, (i) an unaffiliated party purchased 625,000 common shares at $.30 per share for a total purchase price of $187,500 (see "Certain
Relationships and Related Transactions"); and (ii) counsel to the Company converted $40,000 of accrued legal fees into 100,000 shares of common stock of the Company.

Competition

     The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as major motion picture studios and music companies. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.

Operations

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of December 15, 1998, the Company had four full-time employees, consisting of Mr. Schotte, Mr. Koshakji, Mr. Jessel and Mr. Greenwald, the CEO, President, CEO of the film division and Managing Director of the Company, respectively.

Tax Loss Carryforward

     The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 1998, there were approximately $29,000,000 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.


Item 2.  Properties

     The Company presently conducts its operations out of leased premises at 1601 Elm Street, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company as an accommodation by a company affiliated with Mr. Johan Schotte, the CEO of the Company. Rent expense for each of the fiscal years ended June 30, 1998, 1997, and 1996 was $29,905, $69,002, and $38,772, respectively. In June, 1998, the
Company entered into a sublease for office space in Los Angeles, California with an affiliate of the CEO of the Company. The sublease is on a month-to-month basis at the rate of $1,500 per month. The Company intends to utilize these premises for the months of June thru December, 1998. Commencing January 1, 1999, and continuing until May 29, 2000, the Company intends to sublease approximately 5,000 square feet from an unaffiliated party at the rate of $12,823 per month. (The proposed sublease is contingent upon the Company's ability to post a letter of credit equal to six months' rent under the sublease). The premises are located at 2049 Century Park East, Suite 2750, in Los Angeles, California. The Company intends to sublease such portions of the premises as may be appropriate from time to time during the term of the sublease.


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

     On or about October 14, 1994, Hibbard Brown filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code with the United States Bankruptcy Court, Southern District of New York. Consequently, the
Company's action against Hibbard Brown has been automatically stayed. The Company has filed a Proof of Claim. In January 1998 the U.S. Bankruptcy Court of the Southern District of New York approved a final settlement of the bankruptcy of Hibbard Brown.

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

     On or about December 30, 1994, Krishna Shah, who allegedly served as President of Double Helix from about July 1991 until about March 1993, brought an action in the Superior Court of California, Los Angeles County, entitled Krishna Shah v. Norman Muller, Communications and Entertainment Corp., ATC II, Carnegie Film Group, Inc., Jerry Minsky, Perry Scheer, Susan Bender, Larry Myers, Robert Hesse, Double Helix Films, Inc. and Does 1-100, alleging claims for breach of an oral agreement to pay Mr. Shah $152,000 (which he allegedly advanced for the benefit of Double Helix) and to give him a 19.5% ownership interest in its corporate successors. The Company's current management has paid Mr. Shah the sum of $15,000 in July 1998 and in full settlement of all claims against the Company.

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

     In September, 1995, the agent for the landlord for the premises formerly occupied by the Company at 800 Third Avenue, New York, New York, filed a Summons and Verified Complaint against the Company in the Supreme Court of the State of New York, County of New York, entitled Joseph P. Day Realty Corp. v. Communications and Entertainment Corp. The plaintiff alleged that it was due $66,694 from the Company (plus interest) for rent allegedly owed during the period from April through September, 1995. The Company had vacated the premises on April 12, 1995. Summary judgment was awarded to the plaintiff on May 22, 1996 and a judgment was entered for $74,142 on May 31, 1996. In July, 1996, the landlord commenced a second action for $121,000 for rent allegedly owed during the period from October 1995 through July 1996. The Company reached a settlement in these cases, pursuant to which the Company delivered 177,500 registered shares of the Company's common stock to each of the landlord and its agent in full settlement of both actions.

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

     In January, 1996, an action was filed against the Company in which the plaintiff sought damages in the amount of $33,849 for legal services rendered to the Company and its subsidiaries. In June, 1997, the parties reached a settlement in the matter, pursuant to which the Company agreed to pay $7,000 to plaintiff, deliver 40,000 freely tradeable shares of the Company's common stock, and deliver an additional cash amount to the extent the aggregate market value of the shares on the date of delivery was less than $40,000. Payment of the additional cash amount of $13,000 was completed in December 1997.

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

     In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of
California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. Messrs. Muller, Smith and Mortman, former directors of the Company, have asserted claims for indemnification against the Company. The Company has advised the claimants that it will not provide such indemnification based upon their wrongful actions and failure to comply with various obligations to the Company. The case was refiled in California state court in August 1998 and the Company has retained counsel to represent itself.

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

     Kahn Brothers Pictures fso Michael Kahn also filed a claim against Down Range Productions, Inc. and the Company with the Writers Guild of America West
(WGA) for unpaid writing services on "Down Range." That claim has been settled by the current management in July 1998 for the amount of $15,000.

     The Screen Actors Guild (SAG) has also asserted that there are amounts owing to four actors (Dale Dye, John Philbin, Tegan West, and Kiljoy Productions fso Kathleen Wilhoite), arising out of "Down Range." The company believes that SAG has never instigated any arbitration or other proceeding to try to collect on these claims. Additionally, there were two actors, Corbin Bernsen and Jeff Fahey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims have not been resolved.

     In April, 1998, the Company reached a settlement with Mr. Jerry Silva ( a former director of the Company), regarding his actions against the Company in the Civil Court and Supreme Court of the State of New York. In the Supreme Court action, Mr. Silva was seeking money damages based on his claim that the Company interfered with his right to sell his shares in the Company. The Civil Court matter is an action to collect on a promissory note in the amount of $22,500. Mr. Silva will discontinue both actions and the Company will authorize the sale of Mr. Silva's shares in the Company under Rule 144, up to a maximum of 30,000 shares per month.

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

                                  Common Stock

Fiscal 1997                High                        Low
-----------                ----                        ---
First Quarter             $ .87                      $ .50
Second Quarter             1.37                        .43
Third Quarter              1.07                        .62
Fourth Quarter              .81                        .37


Fiscal 1998
First Quarter              $.44                       $.19
Second Quarter              .22                        .08
Third Quarter               .88                        .06
Fourth Quarter              .82                        .19



     As of December 15, 1998, there were approximately 4576 record holders of the Company's Common Stock.

Item 6. Selected Financial Data (in thousands, except per share data).

     The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.


                                          For the Years Ended June 30,

                                      1998     1997     1996     1995     1994
Income Statement Data

Revenues.............................  $41     $141   $1,011    $1,521  $14,797
Income(loss) from continuing
     operations......................(1,119)     69   (4,960)   (6,852)  (7,607)
Income(loss) from discontinued
     operations......................   --       --       --      (458)    (766)
Net income (loss)....................(1,119)     69   (4,960)   (7,310)  (8,373)


Per Share Data*


Income(loss) from continuing
     operations...................... (.25)     .02    (2.17)    (2.94)   (3.18)
Income(loss) from discontinued
     operations......................   --       --       --     (0.20)   (0.32)
Net income (loss).................... (.25)     .02    (2.17)    (3.14)   (3.50)
Cash dividends.......................   --       --       --        --       --
Weighted average shares.............. 4,403   2,294    2,284     2,332    2,392



Balance Sheet Data

Film costs...........................   110     120    1,001    10,656   13,127
Total assets.........................   675     740    2,448    15,078   27,949
Indebtedness......................... 1,079     962      562       249      179
Shareholders' equity.................(2,083) (2,226)  (2,749)    1,979    9,796





------------------------------------

* Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

     Years Ended June 30, 1998 and 1997

     Net loss for the year ended June 30, 1998 was due to the fact that the Company did not release any new films and did not enter into any new agreements for the release of existing rights in films. Revenues for the twelve months ended June 30, 1998 decreased to $42,630 compared to $141,202 for the twelve months ended June 30, 1997. No new films became available for delivery during either period.

     Costs related to revenues decreased to $19,519 for the twelve months ended June 30, 1998 as compared to $565,610 for the twelve months ended June 30, 1997. The decrease is primarily related to the fact that there were lower film revenues in the current year. Additionally, during the twelve months ended June 30, 1997, development and festival costs in the amount of $249,544 were written off, litigation and settlement costs related to the Film Bridge settlement in the amount of $148,174 were expensed, and $435,102 in inventory costs related to the picture Downrange were written off. This was primarily offset by a write-off of $449,163 in participation liabilities related to the Kinnevik library which were settled subsequent to the Kinnevik sale.

     Selling, general and administrative expense decreased by $613,316 to $1,065,134 for the twelve month period ended June 30, 1998 from $1,678,450 for the comparable period ending June 30, 1997. The decrease is primarily due to decreases in personnel and related expenses.

     There was no other income recognized in the twelve month period ended June 30, 1998. Other income for the twelve months ended June 30, 1997 consisted of a $818,776 gain from the sale of certain distribution and subdistribution rights in certain films to a third party, recognition of a $1,245,758 gain from the cancellation of a contractual obligation related to the Company's distribution rights in "Wuthering Heights," and recognition of gain in the amount of $198,567 from the settlement of an outstanding litigation with Generale Bank (formerly known as Credit Lyonnais Bank Nederland N.V) and Cinecom Entertainment Group Inc.

     Since the change in management control in March 1998, new management has embarked on a program to reverse the unfavorable results by significantly reducing overhead, taking steps to recapitalize the Company, acquiring interests in new pictures in development or pre-production, and by acquiring equity interests in two corporations, one of which is the owner of a professional soccer team, and the other of which is a media production company.

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

     At June 30, 1998, the Company held approximately $4,331 of cash.

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

     In August, 1998, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price).

     In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum.

     In  November   1998,  the  Company  issued  200,000  common  shares  to  an unaffiliated party in exchange for $88,000 of barter credits.

     In December 1998, (i) an unaffiliated party purchased 625,000 common shares at $.30 per share for a total purchase price of $187,500 (see "Certain
Relationships and Related Transactions"); and (ii) counsel to the Company converted $40,000 of accrued legal fees into 100,000 shares of common stock of the Company.

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


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company are as follows:


         Name                  Age                         Position

Johan Schotte                  37                     Chairman of the Board
                                                      & Chief Executive Officer


Pierre Koshakji                36                     President & Director


Stephen R. Greenwald           58                     Managing Director &
                                                      Director

Robert E. Miller, Jr.          51                     Director


Ian Jessel                     53                     Director
                                                      (As of January 1, 1999)


     Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.


Johan Schotte is Founder and Chairman of Media Trust S.A. and Entertainment Education Enterprises Corporation. Mr. Schotte has an extensive background in banking and management, and holds an M.B.A. degree from the University of Dallas in Irving, Texas. Before joining Odyssey in 1998, he served as Managing Director of Rocket Pictures, an international film production and distribution company, for whom he produced the satirical comedy "Cannes Man" in 1996.

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


     Ian Jessel is an experienced film and television executive who served as President of Miramax International during the period from 1992 to 1995, and as President of Spelling Films International for the two-year period prior thereto. During the 1980's, Mr. Jessel also held top executive positions at CBS Theatrical Films, I.T.C. International, and Nelson Entertainment. Films released during his presidency at Miramax International include Robert Altman's "Pret-A-Porter," Chen Kaige's "Farewell My Concubine," Quentin Tarantino's "Pulp Fiction," and Woody Allen's "Bullets Over Broadway." Mr. Jessel currently serves as President and CEO of Condor Communications LLC, a company he founded in 1995 to co-finance, co-produce, and supervise the international distribution of, quality motion pictures. (Mr. Jessel will join the Board of Directors on January 1, 1999).

Meetings and Committees of the Board of Directors

     For the fiscal year ended June 30, 1998, there were 12 meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to each of the meetings (and consents in lieu of meetings) of the Board of directors during said fiscal year. The Board of Directors does not presently have any standing nominating, audit or compensation committees, the customary functions of such committees being performed by the entire Board of Directors. The Board of Directors intends to form such committees in the near future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the company during the fiscal year ended June 30, 1998, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that (i) Messrs. Schotte and Koshakji each filed a Form 3 in October, 1998 reflecting their appointments to the Board of Directors in March 1998, and (ii) Mr. Schotte filed a Form 4 in October, 1998 reflecting the conversion of a note into shares of common stock of the Company, and the acquisition of shares and warrants of the Company, in each case by an affiliate of Mr. Schotte in April, 1998.


Item 11. Executive Compensation.

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company and the four most highly compensated executive officers who were executive officers as of June 30, 1998.

                           Summary Compensation Table
                                                 Annual Compensation         Long-Term
                                                                             Securities
Name and             Fiscal                                  Other Annual    Underlying    All Other
Position              Year       Salary        Bonus         Compensation     Options    Compensation
--------              ----       ------        -----         ------------     -------    ------------
Johan Schotte         1998         5,000        --                --             --       43,000(3)
Chief Executive
Officer; Chairman



Pierre Koshakji       1998         5,000        --                --             --       43,000(3)
President



Stephen Greenwald     1998        83,000        --                --             --       96,000(1)(2)
Chief Executive       1997       127,500        --                --         100,000(2)   97,500(1)(2)
Officer; Co-Chairman  1996        60,000        --                --         216,667(2)   75,000(1)(2)



Ira N. Smith          1998        79,626         --               --             --      111,374(1)
President             1997       130,875         --               --         100,000      94,125(1)
Co-Chairman           1996        60,000         --               --         216,667      75,000(1)



Lawrence Schneider    1998          --           --               --             --         --
Co-Chairman           1997        89,167         --               --         100,000     135,833(1)
                      1996        60,000         --               --         216,667      75,000(1)


     (1) Messrs. Greenwald, Smith and Schneider each deferred $75,000 of their annual compensation during the fiscal year ended June 30, 1996 pursuant to the terms of their respective compensation agreements with the Company. During the fiscal year ended June 30, 1997, Messrs. Greenwald, Smith and Schneider deferred $97,500, $94,125, and $135,833, respectively, of their annual compensation pursuant to their compensation agreements. During the fiscal year ended June 30, 1998, Messrs. Greenwald, Smith and Schneider deferred an additional $96,000 and $111,374, respectively, of their annual compensation. (Mr. Schneider did not receive any compensation during the 1998 fiscal year). Pursuant to such agreements, Messrs. Greenwald, Smith and Schneider were issued convertible promissory notes for the amount of such deferred compensation, payable in full within twelve months from the date of issue with interest at 2% over prime. Such notes were converted into shares of common stock of the Company on June 10 and June 30, 1996 at the average closing bid price in effect for the common stock for the 10-day trading period immediately preceding the date of each respective election. On June 10, $60,000 of each note (plus accrued interest) was converted into 83,120 shares of common stock at a price of $.75 per share, and on June 30, $15,000 of each note was converted into 19,231 shares of common stock at a price of $.78 per share. On September 30, 1996, they each converted deferred compensation notes of $15,000 for the quarter then ended into a total of 26,316 shares of common stock at a conversion price of $.57 per share. See "Compensation Arrangements, Termination of Employment and Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and each of Messrs. Greenwald, Smith and Schneider, and for a discussion of the conversion of deferred compensation notes by Mr. Greenwald and Mr. Schneider in November, 1998. Such compensation agreements became effective on October 1, 1995, but were terminated in March, 1998 in connection with a change in control of the Company.

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

(3) Represent deferred compensation which accrued during the fiscal year ended June 30, 1998.

Options/Stock Appreciation Rights

     No stock options or stock appreciation rights ("SARs") were granted to the named executive officers during the fiscal year ended June 30, 1998.

   Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table



                                                      Number of Securities
                                                    Underlying Unexercised        Value of Unexercised
                                                     Options at Year End          In-the-Money Options

                         Shares
                         Acquired    Value
Name                   On Exercise   Realized   Exercisable  Unexercisable    Exercisable Unexercisable



Johan Schotte              __          __         125,000          __              0             __

Pierre Koshakji            __          __           __             __             __             __

Stephen Greenwald(1)       __          __         366,667          __              0             __

Ira Smith                  __          __           __             __             __             __

Lawrence Schneider(1)      __          __         350,000          __              0             __



(1) The chart includes 50,000 stock options for Mr. Greenwald, and 25,000 stock options for Mr.Schneider, in each case issued in connection with short term loans made to the Company. See "Certain Relationships and Related Transactions." For the fiscal year ending June 30, 1999 (through December 15, 1998), Mr. Greenwald was issued an additional 25,000 stock options in consideration of a rollover of his short term loans to the Company, and Messrs. Schotte and Koshakji were each issued 103,385 stock options as additional incentive compensation.



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

     The Agreements provided for compensation at a the rate of $15,000 per month, $20,000 per month and $25,000 per month during the first, second and third years of the respective terms of the Agreements. In September, 1997, the terms of the Agreements were extended for an additional two-year period.

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

     During the quarter ended December 31, 1995, each of Messrs. Greenwald, Smith and Schneider deferred 100% of their compensation for the quarter, or $45,000 each. During each of the next two quarters, they deferred one-third of their compensation, or a total of $30,000 each. On June 10 and June 30, 1996, each of Messrs. Greenwald, Smith and Schneider converted their deferred compensation notes of $75,000 (plus accrued interest) into a total of 102,351 shares of common stock at prices of $.75 and $.789 per share, respectively. On September 30, 1996, they each converted deferred compensation notes of $15,000 for the quarter then ended into a total of 26,316 shares of common stock at a conversion price of $.57 per share. In November, 1998, Mr. Greenwald converted $44,968 of deferred compensation notes into 145,058 shares of common stock at a conversion price of $.31 per share, and Mr. Schneider converted $157,774 of deferred compensation notes into 508,947 shares of common stock at a conversion price of $.31 per share

     The Agreements also provided for the issuance of 200,000 stock options to each of Messrs. Greenwald, Smith and Schneider, exercisable during the five-year period commencing March 6, 1996 at an exercise price of $1.87 per share (subsequently lowered to $1.00 per share by action of the Board of Directors in December 1996). See "Options/Stock Appreciation Rights."

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

     Mr. Ian Jessel entered into a three year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Mr Jessel's compensation is set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. Jessel shall be entitled yearly to a 10% bonus of the net profits of the film division and to a 5% bonus, paid in the Company's stock, of the net profits of the Company provided that the film division is responsible for one half of such net profits or Jessel's bonus shall be proportionately reduced down to a floor of 1% of 100% of the Company's net profits.

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

     In connection with the change of management, an affiliate of Mr. Schotte purchased a total of $230,000 of deferred compensation notes from Messrs. Greenwald and Smith, and converted approximately 75% of these notes into 667,648 shares of the Company's common stock in April, 1998. The balance of these notes were converted into 176,050 shares of common stock in October, 1998.

     In November, 1998, the Board of Directors of the Company authorized the following bonus incentive compensation package for each of Messrs. Schotte and
Koshakji:

     I) Warrants: 2% of the Company's total outstanding stock each year, beginning with the fiscal year commencing July 1, 1998, and each year thereafter. Warrants shall be priced at the average bid price for the 10 consecutive trading days preceding the issue date each year, and exercisable at any time following the issue date. (Messrs. Schotte and Koshakji were each issued 103,385 warrants as of July 1, 1998 at an exercise price of $.74 per share).

    II) Performance Bonus: Each year beginning with the fiscal year ending June 30, 1999, and each year thereafter, if the Company's gross revenues increase by 20% or more over the gross revenues of the preceding year, the performance bonus shall be the greater of either 1% of the revenue differential or 2.5% of the EBITDA.

     III) Market Cap Bonus: At the end of each fiscal year, beginning with the fiscal year ending June 30, 1999, if the Company's market capitalization increases from the preceding year based on the average closing price for the 30 previous consecutive trading days, the market capitalization bonus shall equal 1% of the differential.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning ownership of common stock, as of December 15, 1998, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name & Address of                           Shares                Percentage of
Beneficial Owner           Status        Beneficially Owned           Class

Lawrence Schneider          __              944,631(1)                 12.9%
116 E. 30th Street
New York, NY

Robert Miller, Jr.         Director         214,833(2)                  3.0%
900 4th Avenue
Seattle, WA

S.F.H. Associates Inc.      __              428,564(3)                  5.9%
49 Woodland Drive
Oyster Bay, NY

Stephen R. Greenwald       Managing         648,622(4)                  8.8%
380 Lexington Avenue       Director;
New York, NY               Director

Johan Schotte              CEO and          353,385(5)                  4.9%
1601 Elm Street            Chairman
Dallas, TX

Pierre Koshakji            President &      103,385(6)                  1.5%
1601 Elm Street            Director
Dallas, TX

Ian Jessel                 Director          50,000                      .7%
1601 Elm Street            (As of 1/1/1999)
Dallas, TX

Lecoutere Finance S.A.      __            1,870,298(7)                 25.3%
39 route de Remich
L-5650 Mondorf-les-Bains
Grand Duchy of Luxembourg

All Executive
Officers &                  __
Directors As
A Group (6 Persons)                       1,370,225(8)                 17.5%

(1) Includes presently exercisable options to purchase 333,333 shares of common stock.
(2) Includes presently exercisable options to purchase 144,166 shares of common stock; also includes 61,167 shares held jointly with Mr. Miller's wife, and 9,500 shares held in an individual retirement account for Mr. Miller's wife, as to which latter shares Mr. Miller disclaims beneficial ownership.
(3) Includes presently exercisable options to purchase 300,000 shares of common stock.
(4) Includes presently exercisable options to purchase 375,000 shares of common stock.
(5)   Includes  presently  exercisable  options to  purchase  228,385  shares of common stock; does not include 1,468,698 shares of common stock and 401,600 common stock purchase warrants held by a corporate affiliate of Mr. Schotte, Lecoutere Finance S.A.; also does not include 2660 common stock purchase warrants held by E3 Capital, and 29,537 common stock purchase warrants held by Media Trust S.A., both corporate affiliates of Mr. Schotte. (Mr. Schotte disclaims beneficial ownership of all shares and warrants held by affiliated entities, although based on Mr.Schotte's close business relationship with the other principal shareholders of these entities, there exists the possibility that these shareholders may act in concert with Mr. Schotte with respect to the voting of these shares in the Company).
(6) Includes presently exercisable options to purchase 103,385 shares of common stock.
(7) Includes presently exercisable options to purchase 401,600 shares of common stock. See note (5).
(8) Includes presently exercisable options to purchase 850,936 shares of common stock.

Item 13. Certain Relationships and Related Transactions.

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

     In March, 1998, Ira Smith and Stephen Greenwald stepped down as Co-Chairmen in the Office of the Chairman of the Company, and Johan Schotte was appointed as Chairman and CEO of the Company. In connection with the change in management, an affiliate of Mr. Schotte purchased $230,000 face value of deferred compensation notes from Messrs. Smith and Greenwald, and in April, 1998, converted approximately 75% of those notes into 667,648 shares of the Company's common stock. The balance of these notes were converted into 176,050 shares of common stock in October, 1998. In addition, at the time of the change in management, the Company purchased an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of a second division professional soccer team in New Mexico, and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies.

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

     In June, 1998, the Company entered into a sublease for office space in Los Angeles with an affiliate of the CEO of the Company. The sublease is on a month-to-month basis at the rate of $1,500 per month. The Company intends to utilize the premises for the months of June thru December, 1998.

     In November, 1998, the Company entered into the following related party transactions with E3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (the CEO and President of the Company,
respectively) and in which the Company holds a minority interest: (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and (ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E3 Sports new Mexico, Inc.).

      In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,537 five-year warrants will be issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share.

         In December, 1998, Lecoutere Finance, S.A., an affiliate of the CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 ($.30 per share). The price was based on the average price of the Company's common stock for the 30 day period preceding the date of purchase (i.e., $.37 per share), less a 20% discount due to the restricted nature of the shares purchased. (See "Security Ownership of Certain Beneficial Owners and Management").

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.


(a)(2)   See (a)(1) above.


(a)(3)   Exhibits

3.1      Articles of Incorporation, as amended through June 30, 1995(1)

3.2      Amendments to Articles of Incorporation filed in March and June,1996(8)

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

4.14     Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)

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

10.31    Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)

10.32 Asset Purchase Agreement between the Company and Kimon Mediabright KB, a Swedish limited partnership, dated July 14, 1998 (10)

10.33    Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)

21.1     Subsidiaries of the Registrant(3)

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 33-34627.
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 33-43371.
(3) Incorporated herein by reference to the Company's Current Report on Form
     8-K filed April 12, 1995, File No. 0-18954.
(4) Incorporated herein by reference to the Company's Current Report on Form
     8-K filed August 30, 1995, File No. 0-18954.
(5) Incorporated herein by reference to the Company's Annual Report on Form
     10-K for the fiscal year ended June 30, 1995, File No. 0-18954.
(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.
(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.
(8) Incorporated herein by reference to the Company's Annual Report on Form
     10-K for the Fiscal Year Ended June 30, 1996, File No. 0-18954.
(9) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-20701.
(10)Incorporated herein by reference to the Company's Annual Report on Form
     10-K for the Fiscal Year Ended June 30, 1997, File No. 0-18954
(11)Incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997,
     File No. 0-18954
(12)Filed herewith.


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



                                    ODYSSEY PICTURES CORPORATION


Dated: December 30, 1998            By:  /s/ Johan Schotte
                                       -------------------
                                         Johan Schotte,
                                         CEO and Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                   Title                                      Date


/s/ Johan Schotte           CEO and Chairman                            12/30/98
    Johan Schotte           (Principal Executive & Financial Officer)


/s/ Pierre Koshakji         President; Director                         12/30/98
    Pierre Koshakji



/s/ Stephen R. Greenwald    Managing Director;                          12/30/98
    Stephen R. Greenwald    Director



/s/ Robert E. Miller, Jr.   Director                                    12/30/98
    Robert E. Miller, Jr.