Form 10-Q
period 1998-09-30
ODYSSEY PICTURES CORP
filed 1999-01-11
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the Transition Period From _______ to _______


                           Commission File No. 0-18954


                          ODYSSEY PICTURES CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


      Nevada                                                      95-4269048
-----------------------                                      -------------------
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

Common Stock, par value $.01 per share --
5,074,285 outstanding shares as of September 30, 1998

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                         Page

Part I - Financial Information

Consolidated Balance Sheets as of                                          1
   September 30, 1998 and June 30, 1998

Consolidated Statements of Operations                                      2
   for the Three Month Periods Ended
   September 30, 1998 and 1997

Consolidated Statements of Cash Flows                                      3
   for the Three Month Periods Ended
   September 30, 1998 and 1997

Consolidated Statements of Changes In                                      5
   Shareholders' Equity (Deficit) for the
   Three Month Period Ended September 30, 1998

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           7

Part II - Other Information                                                8

Signatures                                                                 9



                                              ODYSSEY PICTURES CORPORATION
                                              Consolidated Balance Sheets
                                             ------------------------------
                                                             September 30,
                                                                 1998              June 30, 1998
                                                         -----------------

ASSETS:
    Cash                                                           $8,767               $4,331
    Accounts receivable, net of allowances
       of $0 and $0                                               261,112                9,500
    Notes receivable                                              103,037              100,000
    Film costs, net                                             4,375,946              110,422
    Other assets                                                  451,296              451,200
                                                         -----------------     ----------------

                                                               $5,200,158             $675,453
                                                         =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accounts payable and accrued expenses                     $876,847             $865,923
       Accrued wages                                              557,294              457,794
       Accrued interest                                           109,410               77,168
       Due to producers and participants                          250,000              250,000
       Deferred revenues                                           29,000               29,000
       Notes and loans payable                                  1,285,144            1,079,000
                                                         -----------------     ----------------

          Total liabilities                                     3,107,695            2,758,885
                                                         -----------------     ----------------

    Shareholders' Equity (Deficit):
       Preferred stock, par value $.10;
          Authorized - 10,000,000 shares
          Issued - 5,000,000 shares                               500,000               50,000
       Common stock, par value $.01;
          Authorized - 40,000,000 shares
          Issued -5,074,285 and 5,029,285
            shares                                                 50,743               50,293
       Capital in excess of par value                          31,622,323           27,552,973
       Accumulated deficit                                    (30,080,603)         (29,736,698)
                                                         -----------------     ----------------
       Total shareholders' equity (deficit)                     2,092,463           (2,083,432)
                                                         -----------------     ----------------

                                                               $5,200,158             $675,453
                                                         =================     ================


                   The accompanying notes are an integral part of these statements.

                                                1

                                   ODYSSEY PICTURES CORPORATION
                              Consolidated Statements Of Operations



                                                                   For the Three Months
                                                                   Ended September 30,
                                                             -------------------------------

                                                                    1998             1997

REVENUES:                                                         $143,700          $35,316
                                                             --------------   --------------

EXPENSES:
    Costs related to revenues                                      126,469            7,837
    Selling, general and
      administrative expenses                                      331,693          329,181
                                                             --------------   --------------

                                                                   458,162          337,018
                                                             --------------   --------------

    Operating loss                                                (314,462)        (301,702)

OTHER INCOME (EXPENSES):
    Interest income                                                  2,798             ---
    Interest expense                                               (32,241)         (23,365)
                                                             --------------   --------------

    Net loss                                                     ($343,905)       ($325,067)
                                                             ==============   ==============

Net loss per share                                                  ($0.07)          ($0.08)
                                                             ==============   ==============


Weighted average common shares outstanding                       5,074,285        3,861,182
                                                             ==============   ==============






                The accompanying notes are an integral part of these statements.

                                              2

                                                 ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Cash Flows

                                                                             For the Three Months
                                                                              Ended September 30,
                                                                       ---------------------------------

                                                                              1998              1997
      Cash Flows from Operating Activities:
        Net loss                                                           ($343,905)        ($325,067)
        Adjustments to reconcile net income
          to net cash provided by (used in)
          operating activities:
             Amortization of film costs                                       71,100            10,539
             Additions to film costs                                      (4,336,624)          (11,264)
             Other depreciation and amortization                                                 2,682
             Issuance of shares of common stock as partial
               consideration for loans made to company                        19,800               --
             Issuance of shares of preferred stock to
               equity investors                                                                500,000
             Issuance of shares of preferred stock to
               for purchase of Kimon film library & other assets           4,500,000               --
             Issuance of shares of common stock in exchange for
               cancellation of notes and other liabilities                       --            302,679
             Issuance of shares of common stock to
               equity investors                                                  --             50,000
          Decrease (increase) in assets:
             Accounts receivable, net                                       (251,612)           50,006
             Note receivable                                                  (3,037)         (250,000)
             Other                                                               (96)              --
          Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                           142,666          (199,700)
             Due to producers and participants                                   --            (79,101)
             Deferred revenues                                                   --              9,200
                                                                      ---------------   ---------------
        Net cash used in
            operations                                                      (201,708)           59,974
                                                                      ---------------   ---------------

      Cash Flows from Investing Activities:

        Acquisition of fixed assets                                              --                --
                                                                      ---------------   ---------------
        Net cash used in investing
           activities                                                            --                --
                                                                      ---------------   ---------------

      Cash Flows from Financing Activities:
        Note payable exchanged for common stock                                  --            (70,000)
        Net proceeds from interim financing                                  281,144            26,173
        Repayments of interim financing                                      (75,000)
                                                                      ---------------   ---------------
        Net cash provided by
           financing activities                                              206,144           (43,827)
                                                                      ---------------   ---------------

      Net (decrease) increase in cash and equivalents                          4,436            16,147

      Cash and equivalents at beginning of period                              4,331             8,790
                                                                      ---------------   ---------------

      Cash and equivalents at end of period                                   $8,767           $24,937
                                                                      ===============   ===============




                     The accompanying notes are an integral part of these statements.


                                     ODYSSEY PICTURES CORPORATION
                                Consolidated Statements Of Cash Flows



                                                               For the Three Months
                                                               Ended September 30,
                                                         ----------------------------------

                                                             1998                1997

Supplemental Disclosures of Cash Flow Information:

      Cash paid during the period for-
          Interest                                                  $0               5,370
                                                         ==============     ===============

          Income taxes                                              --                 --
                                                         ==============     ===============



















                    The accompanying notes are an integral part of these statements.


                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of       Accumulated     Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)

Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                              1,010,455       10,104       529,235                       539,339
     Issuance of shares of common stock
        to equity investors                                         66,667          667        49,333                        50,000
     Issuance of shares of stock in
        exchange for cancellation of
        deferred compensation notes                                667,648        6,676       165,823                       172,499
     Issuance of shares of common stock
        in consideration for service
        rendered                                                     5,000           50                                          50
     Net loss                                                                                             (1,119,414)    (1,119,414)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1998                   500,000    $50,000    5,029,285      $50,293   $27,552,973   ($29,736,698)   ($2,083,432)

     Issuance of shares of common stock
        as partial consideration for
        loans made to company                                       45,000          450        19,350                        19,800
     Issuance of shares of preferred
        stock for purchase of Kimon
        film library and other assets    4,500,000    450,000                               4,050,000                     4,500,000
     Net loss                                                                                               (343,905)      (343,905)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------
Balances - September 30, 1998            5,000,000   $500,000    5,074,285      $50,743   $31,622,323   ($30,080,603)    $2,092,463
                                       ============  ========= ============  ===========  ============  =============   ============







                              The accompanying notes are an integral part of these statements.
                                                               5


                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1998



1.  Basis of Financial Statement Preparation:

                  The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 1998.

                  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly
                  (a) the financial position as of September 30, 1998, (b) the results of operations for the three month periods ended September 30, 1998 and 1997 and (c) cash flows for the three month periods ended September 30, 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Three Months Ended September 30, 1998 and 1997

     Revenues for the three months ended September 30, 1998 were $143,700. This is an increase of $108,384 from the comparable three month period ended September 30, 1997. This increase is due to the purchase of the Kimon Film Library which the company is currently exploiting.

     Costs related to revenues for the three months ended September 30, 1998 were $126,469. This is an increase of $118,632 from the comparable three month period ended September 30, 1997. This increase is due to the distribution costs incurred in the exploitation of the Kimon Film Library.

     Selling, general and administrative expenses increased by $2,512 (.8%) to $331,693 for the 1998 three month period from $329,181 for the comparable 1997 period.

     Interest income for the three months ended September 30, 1998 was $2,798. This is primarily due to loans made to E3 Sports New Mexico, Inc., in which the company has a minority interest. There was no interest income for the comparable three month period ended September 30, 1997.

     Interest expense increased to $32,241 for the 1998 three month period from $23,365 for the comparable 1997 three month period.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 1998, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $30,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 1998, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At September 30, 1998, the Company held approximately $8,767 of cash.

     The Company had no material commitments for capital expenditures as of September 30, 1998.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K.

         A Report on Form 8-K was filed on January 7, 1999 with respect to the acquisition of certain assets from Kimon Mediaright KB on July 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ODYSSEY PICTURES CORPORATION




                                            By:  /s/ Pierre Koshakji
                                            ------------------------
                                                  Pierre Koshakji
                                                  President



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


DATED:  January 11, 1999