Form 10-Q
period 1998-12-31
ODYSSEY PICTURES CORP
filed 1999-02-18
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

Common Stock, par value $.01 per share --
6,879,340 outstanding shares as of December 31, 1998

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                         Page

Part I - Financial Information

Consolidated Balance Sheets as of                                          1
   December 31, 1998 and June 30, 1998

Consolidated Statements of Operations                                      2
   for the Six and Three Month Periods Ended
   December 31, 1998 and 1997

Consolidated Statements of Cash Flows                                      3
   for the Six Month Periods Ended
   December 31, 1998 and 1997

Consolidated Statements of Changes In                                      5
   Shareholders' Equity (Deficit) for the
   Six Month Period Ended December 31, 1998

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           7

Part II - Other Information                                                8

Signatures                                                                 9



                                              ODYSSEY PICTURES CORPORATION
                                              Consolidated Balance Sheets
                                             ------------------------------
                                                             December 31,
                                                                 1998              June 30, 1998
                                                         -----------------

ASSETS:
    Cash                                                           $5,799               $4,331
    Accounts receivable, net of allowances
       of $0 and $0                                                84,986                9,500
    Notes receivable                                              111,727              100,000
    Film costs, net                                             4,337,234              110,422
    Other assets                                                  788,488              451,200
                                                         -----------------     ----------------

                                                               $5,328,234             $675,453
                                                         =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accounts payable and accrued expenses                     $828,194             $865,923
       Accrued wages                                              447,290              457,794
       Accrued interest                                           118,122               77,168
       Due to producers and participants                          250,000              250,000
       Deferred revenues                                           29,000               29,000
       Notes and loans payable                                  1,309,449            1,079,000
                                                         -----------------     ----------------

          Total liabilities                                     2,982,055            2,758,885
                                                         -----------------     ----------------

    Shareholders' Equity (Deficit):
       Preferred stock, par value $.10;
          Authorized - 10,000,000 shares
          Issued - 5,000,000 shares                               500,000               50,000
       Common stock, par value $.01;
          Authorized - 40,000,000 shares
          Issued -6,879,340 and 5,029,285
            shares                                                 68,794               50,293
       Capital in excess of par value                          32,197,016           27,552,973
       Accumulated deficit                                    (30,419,631)         (29,736,698)
                                                         -----------------     ----------------
       Total shareholders' equity (deficit)                     2,346,179           (2,083,432)
                                                         -----------------     ----------------

                                                               $5,328,234             $675,453
                                                         =================     ================


                   The accompanying notes are an integral part of these statements.

                                                1

                                   ODYSSEY PICTURES CORPORATION
                              Consolidated Statements Of Operations


                                                       For the Six Months              For the Three Months
                                                       Ended December 31,                 Ended December 31,
                                                    ----------------------------     -----------------------------
                                                       1998              1997            1998             1997

REVENUES:                                            $208,379           $38,816        $64,679           $3,500
                                                    -----------      ------------    -------------    ------------

EXPENSES:
     Costs related to revenues                        189,040            11,252        $62,571            3,415
     Selling, general and
       administrative expenses                        633,142           648,371       $301,449          319,190
                                                    -----------      ------------    -------------    ------------

                                                      822,182           659,623        364,020          322,605
                                                    -----------      ------------    -------------    ------------

     Operating loss                                  (613,803)         (620,807)      (299,341)        (319,105)

OTHER INCOME (EXPENSES):
     Other income                                       6,688              -            $3,890              -
     Interest expense                                 (75,818)          (40,263)      ($43,577)         (16,898)
                                                     -----------     ------------    -------------    ------------

     Net loss                                       ($682,933)        ($661,070)     ($339,028)       ($336,003)
                                                    ============     ============    =============    ============

Net loss per share                                     ($0.11)           ($0.16)        ($0.06)          ($0.08)
                                                    ============     ============    =============    ============


Weighted average common shares outstanding          5,976,813         4,110,410      5,976,813        4,110,410
                                                    ============     ============    =============    ============







                The accompanying notes are an integral part of these statements.

                                              2

                                                 ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Cash Flows
                                                                                                        For the Six Months
                                                                                                       Ended December 31,
                                                                                                ------------------------------------
                                                                                                    1998                    1997
Cash Flows from Operating Activities:
     Net loss                                                                                   ($682,933)              ($661,070)
     Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
            Amortization of film costs                                                            109,811                  13,954
            Additions to film costs                                                            (4,336,623)                (26,926)
            Other depreciation and amortization                                                     --                      3,575
            Issuance of shares of common stock as partial
              consideration for loans made to company                                              19,800
            Issuance of shares of preferred stock
              for purchase of Kimon film library & other assets                                 4,500,000                 500,000
            Issuance of shares of common stock in exchange for
              cancellation of notes and other liabilities                                            --                   539,339
            Issuance of shares of common stock to
              equity investors                                                                    187,500                  50,000
            Issuance of shares of common stock to officer as contract
              signing bonus                                                                        17,000                     --
            Issuance of shares of common stock in consideration
              for services rendered                                                               128,000                      50
        Decrease (increase) in assets:
            Accounts receivable, net                                                              (75,486)                116,670
            Note receivable                                                                       (11,727)                (25,000)
            Other                                                                                (337,288)                    --
        Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                                  (7,279)                (81,921)
            Due to producers and participants                                                        --                  (129,493)
            Deferred revenues                                                                        --                     9,200
                                                                                      --------------------    --------------------
     Net cash used in
         operations                                                                              (489,225)                308,378
                                                                                      --------------------    --------------------

Cash Flows from Investing Activities:

     Acquisition of fixed assets                                                                     --                       --
                                                                                      --------------------    --------------------
     Net cash used in investing
        activities                                                                                   --                       --
                                                                                      --------------------    --------------------

Cash Flows from Financing Activities:
     Note payable in settlement of Generale Bank
        complaint                                                                                    --                   (25,000)
     Notes payable exchanged for common stock                                                     260,244                (282,500)
     Net proceeds from interim financing                                                          322,649
     Repayments of interim financing                                                              (92,200)                 26,173
                                                                                      --------------------    --------------------
     Net cash provided by
        financing activities                                                                      490,693                (281,327)
                                                                                      --------------------    --------------------

Net (decrease) increase in cash and equivalents                                                     1,468                  27,051

Cash and equivalents at beginning of period                                                         4,331                   1,468
                                                                                      --------------------    --------------------

Cash and equivalents at end of period                                                              $5,799                 $28,519
                                                                                      ====================    ====================




                     The accompanying notes are an integral part of these statements.


                                     ODYSSEY PICTURES CORPORATION
                                Consolidated Statements Of Cash Flows



                                                               For the Three Months
                                                               Ended December 31,
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


                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of       Accumulated     Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)

Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                              1,010,455       10,104       529,235                       539,339
     Issuance of shares of common stock
        to equity investors                                         66,667          667        49,333                        50,000
     Issuance of shares of stock in
        exchange for cancellation of
        deferred compensation notes                                667,648        6,676       165,823                       172,499
     Issuance of shares of common stock
        in consideration for service
        rendered                                                     5,000           50                                          50
     Net loss                                                                                             (1,119,414)    (1,119,414)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------
Balances - June 30, 1998                   500,000    $50,000    5,029,285      $50,293   $27,552,973   ($29,736,698)   ($2,083,432)

     Issuance of shares of common stock
        as partial consideration for
        loans made to company                                       45,000          450        19,350                        19,800
     Issuance of shares of preferred
        stock for purchase of Kimon
        film library and other assets    4,500,000    450,000                               4,050,000                     4,500,000
     Issuance of shares to officers
        in payment of notes                                        830,055        8,301       251,943                       260,244
     Issuance of shares of common stock
        in consideration for barter
        services to be rendered                                    200,000        2,000        86,000                        88,000
     Issuance of shares in consideration
        for legal services rendered                                100,000        1,000        39,000                        40,000
     Issuance of shares of common stock
        to equity investors                                        625,000        6,250       181,250                       187,500
     Issuance of shares of common stock
        to officer as contract signing
        bonus                                                       50,000          500        16,500                        17,000
     Net loss                                                                                              (682,933)       (682,933)
                                      -------------  ---------   -------------  --------  ------------ --------------  -------------

Balances - December 31, 1998             5,000,000   $500,000    6,879,340      $68,794   $32,197,016  ($30,419,631)     $2,346,179
                                      =============  =========   =============  ========  ============ ==============  =============





                              The accompanying notes are an integral part of these statements.
                                                               5


                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               December 31, 1998



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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1998, (b) the results of operations for the six and three month periods ended December 31, 1998 and 1997 and (c) cash flows for the six month periods ended December 31, 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Nine and Three Months Ended December 31, 1998 and 1997

     Revenues for the six months ended December 31, 1998 increased to $208,379 and $64,679 from $38,816 and $3,500 for the comparable six and three month periods ended December 31, 1997. This increase is due to the purchase of the Kimon Film Library which the company is currently exploiting.

     Costs related to revenues increased to $189,040 and $62,571 respectively for the 1998 six and three month periods ended December 31, 1998 from $11,252 and $3,415 for the comparable six and three months ended December 31, 1997. This increase is due to the distribution costs incurred in the exploitation of the Kimon Film Library.

     Selling, general and administrative expenses increased by $331,693 (110.0%) to $633,142 for the six month period from $301,449 for the comparable 1997 period. For the 1998 three month period such expenses increased by $329,181 (103.1%) to $648,371 from $319,190 for the comparable 1997 three month period. This is primarily due to the fact that the company was inactive during the 1997 period.

     Interest income for the six and three month periods was $6,688 and $3,890 respectively. This is primarily due to loans made to E3 Sports New Mexico, Inc., in which the company has a minority interest in. There was no interest income for the comparable six and three month periods.

     Interest expense increased to $75,818 and $43,577 for the 1998 three month period from $40,263 and $16,898 for the comparable 1997 six and three month periods. This is primarily related to interest on notes due for the purchase of a monority interest in E3 Sports New Mexico, Inc. and Media Trust S.A. and from interim loans made to the Company by various individuals and entities.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 1998, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $30,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 1998, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At December 31, 1998, the Company held approximately $5,799 of cash.

     The Company had no material commitments for capital expenditures as of December 31, 1998.





PART II - OTHER INFORMATION

Items 1 through 6 of part II are not applicable.

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


DATED:  February 18, 1999