Form 10-Q
period 1999-03-31
ODYSSEY PICTURES CORP
filed 1999-05-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

Common Stock, par value $.01 per share --
7,029,340 outstanding shares as of March 31, 1999

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                         Page

Part I - Financial Information

Consolidated Balance Sheets as of                                          1
   March 31, 1999 and June 30, 1998

Consolidated Statements of Operations                                      2
   for the Nine and Three Month Periods Ended
   March 31, 1999 and 1998

Consolidated Statements of Cash Flows                                      3
   for the Nine Month Periods Ended
   March 31, 1999 and 1998

Consolidated Statements of Changes In                                      5
   Shareholders' Equity (Deficit) for the
   Nine Month Period Ended March 31, 1999

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                           7

Part II - Other Information                                                7

Signatures                                                                 8



                                              ODYSSEY PICTURES CORPORATION
                                              Consolidated Balance Sheets
                                             ------------------------------
                                                               March 31,
                                                                 1999              June 30, 1998
                                                         -----------------         -------------

ASSETS:
    Cash                                                           $1,832               $4,331
    Accounts receivable, net of allowances
       of $0 and $0                                                97,873                9,500
    Notes receivable                                              127,040              100,000
    Film costs, net                                             4,318,734              110,422
    Other assets                                                  874,488              451,200
                                                         -----------------     ----------------

                                                               $5,419,967             $675,453
                                                         =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Liabilities:
       Accounts payable and accrued expenses                     $867,825             $865,923
       Accrued wages                                              666,291              457,794
       Accrued interest                                           151,979               77,168
       Due to producers and participants                          250,000              250,000
       Deferred revenues                                           29,000               29,000
       Notes and loans payable                                  1,332,581            1,079,000
                                                         -----------------     ----------------

          Total liabilities                                     3,297,676            2,758,885
                                                         -----------------     ----------------

    Shareholders' Equity (Deficit):
       Preferred stock, par value $.10;
          Authorized - 10,000,000 shares
          Issued-5,000,000 and 500,000 shares                     500,000               50,000
       Common stock, par value $.01;
          Authorized - 40,000,000 shares
          Issued -7,029,340 and 5,029,285
            shares                                                 70,294               50,293
       Capital in excess of par value                          32,291,516           27,552,973
       Accumulated deficit                                    (30,739,519)         (29,736,698)
                                                         -----------------     ----------------
       Total shareholders' equity (deficit)                     2,122,291           (2,083,432)
                                                         -----------------     ----------------

                                                               $5,419,967             $675,453
                                                         =================     ================


                   The accompanying notes are an integral part of these statements.

                                                1

                                   ODYSSEY PICTURES CORPORATION
                              Consolidated Statements Of Operations


                                                       For the Nine Months              For the Three Months
                                                         Ended March 31,                   Ended March 31,
                                                    ----------------------------     -----------------------------
                                                       1999              1998            1999             1998
                                                       ----              ----            ----             ----
REVENUES:                                            $245,769           $42,630        $37,390           $3,814
                                                    -----------      ------------    -------------    ------------

EXPENSES:
     Costs related to revenues                        217,562            11,252        $28,522                -
     Selling, general and
       administrative expenses                        930,703           834,537       $297,561          186,166
                                                    -----------      ------------    ----------       ------------

                                                    1,148,265           845,789        326,083          186,166
                                                    -----------      ------------    ----------       ------------

     Operating loss                                  (902,496)         (803,159)      (288,693)        (182,352)

OTHER INCOME (EXPENSES):
     Other income                                      10,772              -            $4,084              -
     Interest expense                                (111,097)          (53,981)      ($35,279)         (13,718)
                                                    -----------     -------------    ----------       ------------

     Net loss                                     ($1,002,821)        ($857,140)     ($319,888)       ($196,070)
                                                  =============     =============    ==========       ============

Net loss per share                                     ($0.16)           ($0.20)        ($0.05)          ($0.05)
                                                   ============     =============    ==========       ============


Weighted average common shares outstanding          6,327,655         4,194,819      6,327,655        4,194,819
                                                   ============     =============    ==========       ============







                The accompanying notes are an integral part of these statements.

                                              2

                                                 ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Cash Flows
                                                                                                       For the Nine Months
                                                                                                         Ended March 31,
                                                                                                ------------------------------------
                                                                                                    1999                    1998
                                                                                                    ----                    ----
Cash Flows from Operating Activities:
     Net loss                                                                                 ($1,002,821)              ($857,140)
     Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
            Amortization of film costs                                                            128,311                  13,954
            Additions to film costs                                                            (4,336,623)                (26,926)
            Other depreciation and amortization                                                     --                      4,468
            Issuance of shares of common stock as partial
              consideration for loans made to company                                              19,800                     --
            Issuance of shares of preferred stock
              for purchase of Kimon film library & other assets                                 4,500,000                 500,000
            Issuance of shares of common stock in exchange for
              cancellation of notes and other liabilities                                         260,244                 539,339
            Issuance of shares of common stock to
              equity investors                                                                    187,500                  50,000
            Issuance of shares of common stock to officer as contract
              signing bonus                                                                        17,000                     --
            Issuance of shares of common stock in consideration
              for services rendered                                                               128,000                      50
            Issuance of shares of common stock in consideration
              for services to be rendered                                                          96,000                     --
        Decrease (increase) in assets:
            Accounts receivable, net                                                              (88,373)                116,670
            Note receivable                                                                       (27,040)                175,000
            Other                                                                                (423,288)                    --
        Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                                 285,210                   7,070
            Due to producers and participants                                                        --                  (130,162)
            Deferred revenues                                                                        --                     9,200
                                                                                      --------------------    --------------------
     Net cash used in
         operations                                                                              (256,080)                401,523
                                                                                      --------------------    --------------------

Cash Flows from Investing Activities:
     Purchase of stock in E-3 Sports Mexico, S.A.                                                    --                  (135,000)
     Purchase of stock in Media Trust S.A.                                                           --                  (315,000)
     Acquisition of fixed assets                                                                     --                       --
                                                                                      --------------------    --------------------
     Net cash used in investing
        activities                                                                                   --                  (450,000)
                                                                                      --------------------    --------------------

Cash Flows from Financing Activities:
     Note payable in settlement of Generale Bank
        complaint                                                                                    --                   (25,000)
     Notes payable exchanged for common stock                                                        --                  (282,500)
     Notes payable - investment in E-3 Sports New Mexico, Inc                                        --                   135,000
     Notes payable - investment in Media Trust S.A.                                                  --                   315,000
     Net proceeds from interim financing                                                          351,481                  28,173
     Repayments of interim financing                                                              (97,900)                    --
                                                                                      --------------------    --------------------
     Net cash provided by
        financing activities                                                                      253,581                 170,673
                                                                                      --------------------    --------------------

Net (decrease) increase in cash and equivalents                                                    (2,499)                122,196

Cash and equivalents at beginning of period                                                         4,331                   8,790
                                                                                      --------------------    --------------------

Cash and equivalents at end of period                                                              $1,832                $130,986
                                                                                      ====================    ====================


                     The accompanying notes are an integral part of these statements.


                                     ODYSSEY PICTURES CORPORATION
                                Consolidated Statements Of Cash Flows



                                                               For the Nine Months
                                                                  Ended March 31,
                                                         ----------------------------------

                                                               1999                1998
                                                               ----                ----
Supplemental Disclosures of Cash Flow Information:

      Cash paid during the period for-
          Interest                                                  $0               5,370
                                                         ==============     ===============

          Income taxes                                              --                 --
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


                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                               Preferred Stock           Common Stock                                      Total
                                                       Amount                   Amount    Capital in                   Shareholders'
                                                     ($.10 Par                ($.01 Par    Excess of     Accumulated      Equity
                                          Shares       Value)     Shares        Value)     Par Value       Deficit        (Deficit)
                                          ------     ---------    ------      ---------   ----------     -----------   -------------
Balances - June 30, 1996                     -           -       2,591,242       25,913    25,911,366    (28,686,092)    (2,748,813)
     Issuance of shares to officers
        in payment of notes                                         78,948          789        44,211                        45,000
     Re-issue of unexchanged shares
       shares previously cancelled                                  65,825          659          (659)                            0
     Issuance of shares in consideration
        for services rendered                                       43,500          435        33,665                        34,100
     Sale of shares to equity
        investors                                                  500,000        5,000       370,000                       375,000
     Net income                                                                                                68,808        68,808
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------

Balances - June 30, 1997                      -           -      3,279,515      $32,796   $26,358,583    ($28,617,284)  ($2,225,905)

     Issuance of shares of preferred
        stock to equity investors          500,000     50,000                                 450,000                       500,000
     Issuance of shares of common stock
        in exchange for cancellation
        notes payable and other
        liabilities                                              1,010,455       10,104       529,235                       539,339
     Issuance of shares of common stock
        to equity investors                                         66,667          667        49,333                        50,000
     Issuance of shares of stock in
        exchange for cancellation of
        deferred compensation notes                                667,648        6,676       165,823                       172,499
     Issuance of shares of common stock
        in consideration for service
        rendered                                                     5,000           50                                          50
     Net loss                                                                                             (1,119,414)    (1,119,414)
                                       ------------  --------- ------------  -----------  ------------  -------------   ------------
Balances - June 30, 1998                   500,000    $50,000    5,029,285      $50,293   $27,552,973   ($29,736,698)   ($2,083,432)

     Issuance of shares of common stock
        as partial consideration for
        loans made to company                                       45,000          450        19,350                        19,800
     Issuance of shares of preferred
        stock for purchase of Kimon
        film library and other assets    4,500,000    450,000                               4,050,000                     4,500,000
     Issuance of shares to officers
        in payment of notes                                        830,055        8,301       251,943                       260,244
     Issuance of shares of common stock
        in consideration for barter
        services to be rendered                                    200,000        2,000        86,000                        88,000
     Issuance of shares in consideration
        for legal services rendered                                100,000        1,000        39,000                        40,000
     Issuance of shares of common stock
        to equity investors                                        625,000        6,250       181,250                       187,500
     Issuance of shares of common stock
        to officer as contract signing
        bonus                                                       50,000          500        16,500                        17,000
     Issuance of shares in consideration
        for services to be rendered                                150,000        1,500        94,500                        96,000
     Net loss                                                                                            (1,002,821)     (1,002,821)
                                      -------------  ---------   -------------  --------  ------------ --------------  -------------

Balances - March 31, 1999                5,000,000   $500,000    7,029,340      $70,294   $32,291,516  ($30,739,519)     $2,122,291
                                      =============  =========   =============  ========  ============ ==============  =============



                              The accompanying notes are an integral part of these statements.
                                                               5


                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 1999



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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 1999, (b) the results of operations for the nine and three month periods ended March 31, 1999 and 1998 and (c) cash flows for the nine month periods ended March 31, 1999 and 1998 and (d) statements of changes in shareholders' equity (deficit) as of March 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Nine and Three Months Ended March 31, 1999 and 1998

     Revenues for the nine months ended March 31, 1999 increased to $245,7699 and $37,390 from $42,630 and $3,814 for the comparable nine three month periods ended March 31, 1998. This increase is due to the purchase of the Kimon Film Library which the company is currently exploiting.

     Costs related to revenues increased to $217,562 and $28,522 respectively for the nine and three month periods ended March 31, 1999 from $11,252 and $0 for the comparable nine and three months ended March 31, 1998. This increase is due to the distribution costs incurred in the exploitation of the Kimon Film Library.

     Selling, general and administrative expenses increased by $96,166 (12%) to $930,703 for the nine month period ended March 31, 1999, from $834,537 for the comparable 1998 period. For the three month period ended March 31, 1999, such expenses increased by $111,395 (60%) to $297,561 from $186,166 for the comparable 1998 three month period. This is primarily due to the fact that the company was inactive during the 1998 period.

     Interest income for the nine and three month periods ended March 31, 1999 was $10,772 and $4,084 respectively. This is primarily due to loans made to E3 Sports New Mexico, Inc., in which the company has a minority interest in. There was no interest income for the comparable 1998 six and three month periods.

     Interest expense increased to $111,097 and $35,279 for the nine and three month period ended March 31, 1999, from $53,981 and $13,718 for the comparable 1998 nine and three month periods. This is primarily related to interest on notes due for the purchase of a minority interest in E3 Sports New Mexico, Inc. and Media Trust S.A. and from interim loans made to the Company by various individuals and entities.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 1999, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $30,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 1999, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At March 31, 1999, the Company held approximately $1,832 of cash.

     The Company had no material commitments for capital expenditures as of March 31, 1999.



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


DATED: May 21, 1999