Form 10-K
period 1999-06-30
ODYSSEY PICTURES CORP
filed 1999-10-13
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from _________ to _________


                         Commission file number 0-18954


                          Odyssey Pictures Corporation
                          ----------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                             95-4269048
-------------------------------                                ----------
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                          Identification Number)


                      1601 Elm Street, Dallas, Texas 75201
                      ------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:           (214)  720-1622

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 8, 1999 was approximately $5,613,461 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

     As of October 8, 1999 there were outstanding 9,885,406 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 1999


                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

                                     PART I

Item 1. Business .......................................................   2

Item 2. Properties .....................................................   10

Item 3. Legal Proceedings ..............................................   10

Item 4. Submission of Matters to a Vote of Security Holders.............   13



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................   14

Item 6. Selected Financial Data ........................................   15

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................   15

Item 8. Financial Statements and Supplementary Data ....................   17

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................   17



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ............   18

Item 11. Executive Compensation ........................................   20

Item 12. Security Ownership of Certain Beneficial Owners
          and Management ...............................................   25

Item 13. Certain Relationships and Related Transactions ................   26



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K .........................................   28

                                     PART I


Item 1.  Business


(a)      General Development of Business


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

     Mr. Schneider resigned his executive position in September, 1997, and in March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company. At the same time, Mr. Pierre Koshakji was appointed to the Board and elected as President of the Company. Mr. Johan Schotte expanded the Board to include additional independent directors and Messrs. Greenwald and Smith agreed to terminate their existing employment agreements in exchange for revised employment and consulting agreements. In connection with the change in management, an affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of these notes into 667,648 shares of the Company's common stock in April, 1998. The balance of these notes was converted into 176,050 shares of common stock in October, 1998.

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

     The Company's management seeks to identify attractive projects very early in their development, either through relationships with producers, directors and agents or through industry announcements of new productions. In addition, the Company's acquisitions personnel attend festivals and film markets, such as the Sundance Film Festival and the Cannes Film Festival, in order to locate new product.

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

ODYSSEY SPORTS: Ownership and management of sport teams and entertainment events will be pursued at the minor and major league levels as a means of providing content and avenues of advertising, promotion, and access to business for the entire media company and its clients. It will also be pursued as an opportunity for ancillary revenues through venue management and merchandising. At present, the Company owns a minority interest in Team Sacramento, formerly known as the Albuquerque Geckos, a second division professional soccer team in California.

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

- Acquire profitable media-related operations that will contribute to the Company's near-term and long-term earnings;

- Leverage connections between investors and projects in Europe and the United States; identify talent and management that will augment the Company's abilities;

o Limit risk in the manner companies are acquired and investments are financed;

o Maintain a cost consciousness in acquisition, financing, production and distribution activities.


Recent Acquisitions

     In April 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story and is expected to start pre-production in January, 2000. A company affiliated with management of the Company owns a 50% equity interest, in Red Sun Productions, Inc., the production company which owns all rights to the film "HARA."

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

     In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a media holding company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share). The Company's equity interest in the entity which owns the professional soccer team has been diluted by half, or to 9%, as a result of a capital increase/call in which the Company did not participate.

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

     In April, 1997, Stephen R. Greenwald, Lawrence I. Schneider and Robert Miller, Jr., all directors of the Company, made loans to the company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan was payable on demand and accrued interest at the rate of 2 points over prime per annum. The notes were secured by a collateral assignment of the Company's $300,000 note receivable from Kinnevik. In consideration of making the loans, the lenders received five-year warrants to purchase shares of common stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants and Mr. Greenwald received 50,000 warrants as consideration for making the loans to the Company. In addition, two independent unaffiliated third parties made additional $25,000 loans to the Company in June and August, 1997 on the same terms and conditions as the loans made by Mr. Greenwald, Schneider and Miller. In May, 1998, the loans of Mr. Schneider and one of the unaffiliated parties were paid from the proceeds of the Kinnevik receivable. The remaining lenders agreed to a rollover of their loans (aggregating $100,000) against a second Kinnevik receivable and, in consideration, will receive an additional 50,000 warrants in the aggregate, exercisable at $1.00 per share over a three year period. In September, 1998, all but $25,000 of these loans were repaid from the proceeds of the Kinnevik receivable. The remaining lender, Robert E. Miller, Jr., a director of the Company, agreed to a rollover of his $25,000 loan on an unsecured basis for an additional six month period with interest at the rate of 10% per annum. Thereafter, Mr. Miller agreed to a further six-month extension (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, the issuance of an additional 12,500 common stock purchase warrants at $1.00 per share, and an extension of the expiration date on all warrants issued to date to the year 2004.

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

     In August, 1998, three unaffiliated investors loaned 4,000,000 Belgiam Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price).

     In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum. Thereafter, the lender agreed to a six-month extension on the note (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, the issuance of 12,500 common stock purchase warrants at $1.00 per share, and an extension of the expiration date on all warrants issued to date to the year 2004.

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

     During the period between April, 1999 and September, 1999, the Company completed four private placements to offshore investors, the first of which was completed for 575,000 shares of common stock at a purchase price of $.30 per share (resulting in gross proceeds to the Company of $172,500), and the latter three of which were completed for an aggregate of 1,600,000 shares of common stock at a purchase of $.40 per share (resulting in gross proceeds to the Company of $400,000).

     In August 1999, the assignee of a former director of the Company elected to convert accrued wages owed by the Company in the amount of $81,103 to 300,678 shares of the Company's common stock.

Competition

     The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as major motion picture studios and music companies. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.


Operations

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of October 8, 1999, the Company had three full-time employees, consisting of Mr. Schotte, Mr. Koshakji, and Mr. Greenwald, the CEO, President, and Managing Director of the Company, respectively.


Tax Loss Carryforward

     The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 1999, there were approximately $32,000,000 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.

Item 2.  Properties
-------------------

     The Company presently conducts its operations out of leased premises at 1601 Elm Street, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company as an accommodation by a company affiliated with Mr. Johan Schotte, the CEO of the Company. Rent expense for each of the fiscal years ended June 30, 1999, 1998 and 1997 was $84,939, $69,002 and $38,772, respectively. In June, 1998, the Company entered into a sublease for office space in Los Angeles, California with an affiliate of the CEO of the Company. The sublease was on a month-to-month basis at the rate of $1,500 per month. The Company utilized these premises for the period June through December, 1998. In January, 1999, the Company entered into a sublease for approximately 5,000 square feet of office space at the rate of $12,823 per month for premises located at 2049 Century Park East, Suite 2750, in Los Angeles, California. The Company relinquished this sublease in May, 1999 in consideration of a lease surrender settlement with the landlord in the amount of $5,000.


Item 3.  Legal Proceedings
--------------------------

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

     In December, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note. The Company is presently settling with Mr. Ferraro.

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

     In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of
California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. Messrs. Muller, Smith and Mortman, former directors of the Company, have asserted claims for indemnification against the Company. The Company has advised the claimants that it will not provide such indemnification based upon their wrongful actions and failure to comply with various obligations to the Company. The case was refiled in California state court in August 1998 and the Company has retained counsel to represent itself. The Court has granted motions to dismiss two of the complaints filed by the Plaintiff who has also filed a third complaint. Counsel expects a further motion to dismiss to be granted by the court.

     In December, 1997, the Directors Guild of America ("DGA") obtained an arbitration award against Down Range Productions, Inc., a wholly owned subsidiary of Odyssey ("Down Range"), on behalf of Kahn Brothers Pictures fso Michael Kahn, Charles Skouras, and Scott C. Harris. Down Range was ordered to pay Kahn Brothers Pictures the total sum of $155,041; Charles Skouras the sum of $32,360; and Scott C. Harris the total sum of $8,868; plus interest at 18% per annum on each of these amounts from April 1, 1997. Down Range was also ordered to pay the DGA $2,500. Down Range was also ordered to assign to the DGA all of Down Range's right, title and interest in the motion picture "Down Range," including the screenplay for the motion picture, and Down Range was enjoined from licensing the motion picture or the screenplay to any third party other than the DGA. Down Range was also ordered to pay the arbitrator $2,250.

     Kahn Brothers Pictures fso Michael Kahn also filed a claim against Down Range Productions, Inc. and the Company with the Writers Guild of America West
(WGA) for unpaid writing services on "Down Range." That claim has been settled by the current management for the amount of $15,000 in July 1998.

     The Screen Actors Guild ("SAG") has also asserted that there are amounts owing to several actors arising out of "Down Range." In September, 1999, SAG obtained an arbitration award against Down Range for a total amount of $96,183, inclusive of salaries to the actors, pension and health contributions and late fees. Down Range was also ordered to pay $200 to the arbitrator. Additionally, there were two actors, Corbin Bernsen and Jeff Fahey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims have not been resolved.

     In April, 1998, an action was commenced against the Company by Siegel & Gale, a provider of brochure materials, seeking payment of $48,695, plus costs, related to work done by Siegel & Gale for the Company. The Company settled this matter in October 1999 for the amount of $25,000.



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.
-----------------------------------------------------------------------------

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


                                     Common Stock
                                     ------------

Fiscal 1998                 High                       Low
-----------                 ----                       ---
First Quarter              $.44                       $.19
Second Quarter              .22                        .08
Third Quarter               .88                        .06
Fourth Quarter              .82                        .19



Fiscal 1999
-----------
First Quarter              $.94                      $ .37
Second Quarter              .70                        .26
Third Quarter               .66                        .30
Fourth Quarter              .51                        .25




     As of October 8, 1999, there were approximately 5,533 record holders of the Company's Common Stock.

Item 6. Selected Financial Data (in thousands, except per share data).
---------------------------------------------------------------------

     The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.


                                                                For the Years Ended June 30,

                                                      1999    1998    1997     1996     1995

Income Statement Data

Revenues.........................................     $246      $41   $141   $1,011   $1,521
Income(loss) from continuing operations..........   (1,388)  (1,119)    69   (4,960)  (6,852)
Income(loss) from discontinued operations........      --       --      --     --        --
Net income (loss)................................   (1,388)  (1,119)    69   (4,960)  (7,310)


Per Share Data*

Income(loss) from continuing operations..........     (.22)    (.25)   .02    (2.17)   (2.94)
Income(loss) from discontinued operations........       --       --     --      --     (0.20)
Net income (loss)................................     (.22)    (.25)   .02    (2.17)   (3.14)
Cash dividends...................................       --       --     --      --       --
Weighted average shares..........................    6,459    4,403  2,294    2,284    2,332



Balance Sheet Data

Film costs ......................................    4,378      110    120    1,001   10,656
Total assets ....................................    5,439      675    740    2,448   15,078
Indebtedness ....................................    1,192    1,079    962      562      249
Shareholders' equity ............................    2,161   (2,083)(2,226)  (2,749)   1,979


------------------------------------

Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.




Item 7. Management's  Discussion and Analysis of Financial
          Condition and Results of Operation.
----------------------------------------------------------

Results of Operations

     Years Ended June 30, 1999 and 1998


     Net loss for the year ended June 30, 1999 was due to the fact that the Company did not release any new films. Revenues for the twelve months ended June 30, 1999 increased to $288,430 compared to $42,630 for the twelve months ended June 30, 1998. No new films became available for delivery during either period.

     Costs related to revenues increased to $261,050 for the twelve months ended June 30, 1999 as compared to $20,019 for the twelve months ended June 30, 1998. The increase is primarily related to costs associated with exploiting the Kimon and Hallmark assets.

     Selling, general and administrative expense increased by $209,419 to $1,282,553 for the twelve-month period ended June 30, 1999 from $1,073,134 for the comparable period ending June 30, 1998. The increase is primarily due to increases in personnel and related expenses.

     There was no other income recognized in the twelve-month period ended June 30, 1999 and June 30, 1998.

     Since the change in management control in March 1998, new management has embarked on a program to reverse the unfavorable results by taking steps to recapitalize the Company, purchasing film assets, acquiring interests in new pictures in development or pre-production, and by acquiring equity interests in two corporations, one of which is the owner of a professional soccer team, and the other of which is a media production company.


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

     Costs related to revenues decreased to $20,019 for the twelve months ended June 30, 1998 as compared to $565,610 for the twelve months ended June 30, 1997. The decrease is primarily related to the fact that there were lower film revenues in the current year. Additionally, during the twelve months ended June 30, 1997, development and festival costs in the amount of $249,544 were written off, litigation and settlement costs related to the Film Bridge settlement in the amount of $148,174 were expensed, and $435,102 in inventory costs related to the picture Downrange were written off. This was primarily offset by a write-off of $449,163 in participation liabilities related to the Kinnevik library which were settled subsequent to the Kinnevik sale.

     Selling, general and administrative expense decreased by $605,316 to $1,073,134 for the twelve-month period ended June 30, 1998 from $1,678,450 for the comparable period ending June 30, 1997. The decrease is primarily due to decreases in personnel and related expenses.

     There was no other income recognized in the twelve-month period ended June 30, 1998. Other income for the twelve months ended June 30, 1997 consisted of a $818,776 gain from the sale of certain distribution and subdistribution rights in certain films to a third party, recognition of a $1,245,758 gain from the cancellation of a contractual obligation related to the Company's distribution rights in "Wuthering Heights," and recognition of gain in the amount of $198,567 from the settlement of an outstanding litigation with Generale Bank (formerly known as Credit Lyonnais Bank Nederland N.V) and Cinecom Entertainment Group Inc.


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

     At June 30, 1999, the Company held approximately $4,715 of cash.

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

     During the period between April, 1999 and September, 1999, the Company completed four private placements to offshore investors, the first of which was completed for 575,000 shares of common stock at a purchase price of $.30 per share (resulting in gross proceeds to the Company of $172,500), and the latter three of which were completed for an aggregate of 1,600,000 shares of common stock at a purchase of $.40 per share (resulting in gross proceeds to the Company of $400,000). The proceeds of these offerings were used primarily for debt reduction and working capital for the Company.


Item 8. Financial Statements and Supplementary Data.
-----------------------------------------------------

     The response to this Item is submitted as a separate section of this report commencing on page F-1.



Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.
-----------------------------------------------------

     Reference is made to the Company's Reports on Form 8-K, dated September 24, 1997, and February 13, 1998, with respect to a change in accountants for the Company.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------


     The directors and executive officers of the Company are as follows:


    Name                       Age                           Position

Johan Schotte                  38                      Chairman of the Board
                                                       & Chief Executive Officer

Pierre Koshakji                37                      President & Director


Stephen R. Greenwald           59                      Managing Director &
                                                       Director (resigned
                                                       both positions in
                                                       September, 1999)

Robert E. Miller, Jr.          52                      Director


Patrick Speeckaert             52                      Director


Ian Jessel                     54                      Director


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

Stephen R. Greenwald served as Chief Executive officer and Co-Chairman in the Office of the Chairman of Odyssey from September, 1995 through March, 1998. Since 1990, Mr. Greenwald has been a consultant to banks and other clients in the media and film business, most recently having served as chief executive officer of Vision International, an international film distribution company based in Los Angeles, from February,1994 through June,1996. Mr. Greenwald has also been involved in financing and distributing independently produced motion pictures including, among others, "Blue Velvet," "Dune," "King of Comedy," "Ragtime," "Crimes of the Heart," and "Manhunter." Mr. Greenwald also co-produced the film "Amityville II: the Possession." Mr. Greenwald resigned as a Director of the Company in September, 1999 to pursue other interests, and has also resigned as Managing Director (effective October 31, 1999) subject to satisfaction of certain terms set forth in a settlement agreement with the Company. See "Compensation Agreements, Termination of Employment and Change-in-Control Arrangements."


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


Patrick Speeckaert for more than the past five years has served as Managing Director of Morrow & Co., Inc. in New York City. Morrow & Co., Inc. is a leading company specializing in advising international corporations with respect to issues involving corporate governance, shareholder relations and solicitations. Mr. Speeckaert was appointed to the Board of Directors on January 1, 1999.


Ian Jessel is an experienced film and television executive who served as President of Miramax International during the period from 1992 to 1995, and as President of Spelling Films International for the two-year period prior thereto. During the 1980's, Mr. Jessel also held top executive positions at CBS Theatrical Films, I.T.C. International, and Nelson Entertainment. Films released during his presidency at Miramax International include Robert Altman's "Pret-A-Porter," Chen Kaige's "Farewell My Concubine," Quentin Tarantino's "Pulp Fiction," and Woody Allen's "Bullets Over Broadway." Mr. Jessel currently serves as President and CEO of Condor Communications LLC, a company he founded in 1995 to co-finance, co-produce, and supervise the international distribution of, quality motion pictures. Mr. Jessel was appointed to the Board of Directors on January 1, 1999.



Meetings and Committees of the Board of Directors

     For the fiscal year ended June 30, 1999, there were 7 meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to in excess of 75% of the meetings (and consents in lieu of meetings) of the Board of Directors during said fiscal year. The Board of Directors has a nominating committee consisting of Mr. Patrick Speeckaert, who acts as Chairman of the committee, and Mr. Robert E. Miller, Jr. The Board of Directors does not presently have any standing audit or compensation committees, the customary functions of such committees being performed by the entire Board of Directors. The Board of Directors intends to form such committees in the near future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 1999, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that (i)Mr. Greenwald did not file Form 4's to reflect the disposition of approximately 137,586 shares pursuant to Rule 144, and (ii) Lecoutere Finance, S.A. did not file a Form 4 to reflect the issuance of 348,721 shares to Lecoutere in satisfaction of a promissory note, and the subsequent transfer of 331,285 shares to an affiliated entity.



Item 11. Executive Compensation.
--------------------------------

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the four most highly compensated executive officers who were executive officers as of June 30, 1999, and other significant employees for whom inclusion in the following table would be required but for the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:


                           Summary Compensation Table


                                                 Annual Compensation        Long-Term
                                                                           Securities
Name and             Fiscal                          Other Annual    Underlying    All Other
Position              Year      Salary     Bonus     Compensation     Options    Compensation
--------              ----      ------     -----     ------------     -------    ------------



Johan Schotte         1999      29,050       --           --            --        138,950(1)
Chief Executive       1998       5,000       --           --            --         43,000(1)
Officer; Chairman


Pierre Koshakji       1999       36,750      --           --            --        131,250(1)
President             1998        5,000      --           --            --         43,000(1)


Stephen Greenwald     1999       26,000      --           --            --        118,000(1)(2)
Managing Director     1998       83,000      --           --            --         96,000(1)(2)
                      1997      127,500      --           --        100,000(2)     97,500(1)(2)


Ian Jessel            1999       50,000   18,750(4)       --            --        137,495(3)
C.E.O., Film &
Television Division


(1) Represents deferred compensation which accrued during the fiscal years indicated. See "Compensation Arrangements, Termination of Employment and Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and its executive officers.

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

(3)  See   "Compensation    Arrangements,    Termination   of   Employment   and
     Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and Mr. Jessel.

(4) Mr. Jessel received 50,000 shares of the Company's common stock in January, 1999 as a sign on bonus. The closing bid price of the common stock at that time was $.375.


Options/Stock Appreciation Rights

     The following table provides information with respect to stock options and stock appreciation rights ("SARs") granted to the named executive officers during the fiscal year ended June 30, 1999.

                           Individual Grants(1)
                  ----------------------------------------
                               % of Total
                  Number of     Options                         Potential Realized Value at
                  Securities   Granted to  Exercise               Assumed Annual Rates of
                  Underlying    Employees    Price               Stock Price Appreciation
                  Options       in Fiscal     Per   Expiration      For Option Terms(2)
                  Granted          Year      Share     Date            5%          10%
                  -------          ----      -----     ----            --          ---

Name
----
Johan Schotte    103,385            50%        $.74   No expiration  $22,744     $94,080

Pierre Koshakji  103,385            50%        $.74   No expiration  $22,744     $94,080

----------------------------
(1)The foregoing table does not include 5,000 stock options granted to Johan Schotte, and 1,350 stock options granted to Pierre Koshakji, in each case issued not as compensation but rather in consideration of personal loans made to the Company. The table also does not include 25,000 stock options issued to Mr. Greenwald in consideration of a rollover of his short term loans to the Company See "Certain Relationships and Related Transactions."

(2)The options reflected in the above table do not have an expiration date. For purposes of determining potential realizable value, the options are assumed to have an expiration date of ten years.


Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

                                                    Number of Securities
                                                  Underlying Unexercised        Value of Unexercised
                                                    Options at Year End         In-the-Money Options
                               Shares             ----------------------        --------------------
                           Acquired Value
Name                   On Exercise   Realized   Exercisable  Unexercisable    Exercisable Unexercisable
----                   -----------   --------   -----------  -------------    ----------- -------------

Johan Schotte(1)              __         __        238,385          __              0             __

Pierre Koshakji(1)            __         __        104,735          __              0             __

Stephen Greenwald(1)          __          __       375,000          __              0             __


(1) The chart includes 75,000 stock options for Mr. Greenwald, 5,000 stock options for Mr. Schotte, and 1,350 stock options for Mr. Koshakji, in each case issued in connection with personal loans made to the Company. See "Certain Relationships and Related Transactions."

Director Compensation

     The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings.


Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control
Arrangements

     On October 1, 1995, Stephen Greenwald executed a compensation agreement with the Company (the "Agreement"), pursuant to which he agreed to render management services to the company for a three year period ending October 1, 1998. Pursuant to the Agreement, Mr. Greenwald agreed to serve as a Co-Chairman in the Office of the Chairman of the Company and as Chief Executive Officer. The Agreement was superseded by an agreement executed on March 6, 1996. The subsequent agreement (also defined as the "Agreement") was substantially identical to the original Agreement in all material respects with respect to cash compensation but modified the provisions regarding the issuance of stock options. (In the subsequent Agreement with Mr. Greenwald, the named party is G & H Media, Ltd., rather than Mr. Greenwald individually; G & H Media, Ltd. is a consulting firm of which Mr. Greenwald is a principal and controlling party).

     The Agreement provided for compensation at the rate of $15,000 per month, $20,000 per month and $25,000 per month during the first, second and third years of the Agreement. In September, 1997, the term of the Agreement was extended for an additional two-year period.

     Mr. Greenwald agreed that with respect to each calendar quarter during the term of the Agreement, the following percentage of his compensation would be paid: (i) no payment if the current assets of the Company as of the end of the previous calendar quarter are less than $500,000; (ii) one-third if the current assets of the Company as of the end of the previous calendar quarter are more than $500,000 but less than $1,000,000; (iii) two-thirds if the current assets as of the end of the previous calendar quarter are more than $1,000,000 but less than $1,500,000; and (iv) full payment if the current assets as of the end of the previous calendar quarter are more than $1,500,000. Any portion of the compensation not paid would be deferred and would be paid in twelve months with interest pursuant to a promissory note issued by the Company, provided that the note could be converted into common stock of the Company at any time prior to payment in full at the average closing bid price in effect for the common stock for the 10-day trading period immediately preceding the date of the conversion election.

     During the quarter ended December 31, 1995, Mr. Greenwald deferred 100% of his compensation for the quarter, or $45,000. During each of the next two quarters, he deferred one-third of his compensation, or a total of $30,000. On June 10 and June 30, 1996, Mr. Greenwald converted his deferred compensation note of $75,000 (plus accrued interest) into a total of 102,351 shares of common stock at prices of $.75 and $.789 per share, respectively. On September 30, 1996, he converted deferred compensation notes of $15,000 for the quarter then ended into a total of 26,316 shares of common stock at a conversion price of $.57 per share. In November, 1998, Mr. Greenwald converted $44,968 of deferred compensation notes into 145,058 shares of common stock at a conversion price of $.31 per share.

     The Agreement also provided for the issuance of 200,000 stock options to Mr. Greenwald, exercisable during the five-year period commencing March 6, 1996 at an exercise price of $1.87 per share (subsequently lowered to $1.00 per share by action of the Board of Directors in December 1996).

     On December 2, 1996, the Board of Directors granted 100,000 common stock purchase warrants to Stephen Greenwald in consideration of services rendered to the Company. The warrants were granted for a five-year period and are exercisable at a purchase price of $1.00 per share.

     In April, 1997, the Company granted additional common stock purchase warrants to Mr. Greenwald (or his designee), in consideration of providing certain interim financing to the Company. Additional warrants were subsequently granted to Mr. Greenwald in consideration of deferring repayment of such interim financing. See "Certain Relationships and Related Transactions."

     In March, 1998, Mr. Greenwald stepped down as CEO of the Company in connection with a change in control of the Company. In connection with such change of management, Mr. Greenwald terminated his existing employment agreement and entered into a new compensation arrangement with the Company. Mr. Greenwald agreed to serve as managing director of the Company through December 31, 1999, and was to receive the sum of $130,000 during such period in varying monthly payments. In addition, in consideration of terminating his existing employment agreement, Mr. Greenwald was to receive an additional $130,000, also payable in varying monthly amounts during the two-year period ending December 31, 1999. In September, 1999, Mr. Greenwald resigned as a Director of the Company to pursue other interests. He also agreed to settle all outstanding payments due to him under his employment agreement, and to resign as a Managing Director of the Company, provided the Company pays to him the settlement amount of $75,000 on or before October 31, 1999, together with 75,000 shares of restricted common stock. If payment is delayed beyond October 31, 1999, then the number of shares to be delivered to Mr. Greenwald will increase by 25,000 shares for each week of delayed payment. This settlement agreement with Mr. Greenwald is subject to approval by the Board of Directors of the Company.

     Mr. Smith, a former officer and director of the Company (through S.F.H. Associates, Inc.), agreed to serve in a consulting capacity to the Company for the period from March, 1998 through December 31, 1999. Pursuant to such consulting agreement, Mr. Smith's consulting company is entitled to receive the sum of $160,000 during such period, payable at the rate of $8,000 per month, commencing May, 1998. In addition, in consideration of terminating his then existing employment agreement with the Company, Mr. Smith is entitled to receive an additional $100,000, payable in varying monthly amounts during the term of the consulting agreement. The Company is in default under the agreements with S.F.H. Associates, Inc. and Mr. Smith, as a result of which such parties have exercised their contractual rights to double the payments due to them under such agreements. The Company will seeks to settle this obligation with S.F.H. Associates, Inc. and with Mr. Smith.

     Mr. Ian Jessel entered into a three-year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Mr. Jessel's responsibilities included management of the Company's Motion Picture & Television Division. Mr Jessel's compensation is set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. The agreement provides for a yearly bonus equal to 10% of the net profits of the film division and to a 5% bonus, paid in the Company's stock, of the net profits of the Company provided that the film division is responsible for one half of such net profits, or Jessel's bonus shall be proportionately reduced down to a floor of 1% of 100% of the Company's net profits. The Company paid the sum of $50,000 to Mr. Jessel in fiscal 1999 and deferred payment of the balance of the compensation due to him. In June, 1999, Mr. Jessel notified the Company that he discharged himself from any further services to the Company for failure to pay his compensation and expenses on a timely basis. The Company believes it was justified in deferring certain payments due to Mr. Jessel and the parties are negotiating a possible resolution of the matter.

     In connection with the change of management in the Company in March, 1998, Johan Schotte entered into a two-year employment agreement with the Company, commencing as of January 1, 1998 and continuing through December 31, 1999. Mr. Schotte's compensation is set at $150,000 per year during such period. Mr. Koshakji also entered into a two-year employment agreement with the Company at the rate of $150,000 per annum. As of June 30, 1999, a substantial portion of the compensation due to Messrs. Smith and Koshakji under their respective agreements is past due.

     In connection with the change of management, an affiliate of Mr. Schotte purchased a total of $230,000 of deferred compensation notes from Messrs. Greenwald and Smith, and converted approximately 75% of these notes into 667,648 shares of the Company's common stock in April, 1998. The balance of these notes was converted into 176,050 shares of common stock in October, 1998.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth information concerning ownership of common stock, as of October 8, 1999, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name & Address of                             Shares            Percentage of
Beneficial Owner           Status        Beneficially Owned         Class
-----------------          ------        ------------------     --------------

Robert Miller, Jr.         Director           227,333(2)              2.3%
900 4th Avenue
Seattle, WA

Stephen R. Greenwald       Managing            536,139(3)             5.2%
380 Lexington Avenue       Director
New York, NY

Johan Schotte              CEO and             363,385(4)             3.5%
1601 Elm Street            Chairman
Dallas, TX

Pierre Koshakji            President &         104,735(5)             1.0%
1601 Elm Street            Director
Dallas, TX

Ian Jessel                 Director             50,000                 .5%
1601 Elm Street
Dallas, TX

Lecoutere Finance S.A.       __              1,887,734(6)            18.4%
39 route de Remich
L-5650 Mondorf-les-Bains
Grand Duchy of Luxembourg

All Executive
Officers &
Directors As
A Group (6 Persons)(1)       __              1,281,592(7)            11.9%
-----------------------
(1) Includes Johan Schotte, Pierre Koshakji, Robert Miller, Jr., Stephen Greenwald, Ian Jessel and Patrick Speeckaert.
(2) Includes presently exercisable options to purchase 156,666 shares of common stock; also includes 61,167 shares held jointly with Mr. Miller's wife, and 9,500 shares held in an individual retirement account for Mr. Miller's wife, as to which latter shares Mr. Miller disclaims beneficial ownership.
(3) Includes presently exercisable options to purchase 375,000 shares of common stock.
(4) Includes presently exercisable options to purchase 238,385 shares of common stock; does not include 1,486,134 shares of common stock and 401,600 common stock purchase warrants held by a corporate affiliate of Mr. Schotte, Lecoutere Finance S.A.; also does not include 111,285 shares of common stock and 2660 common stock purchase warrants held by E3 Capital, and 29,537 common stock purchase warrants held by Media Trust S.A., both corporate affiliates of Mr. Schotte. (Mr. Schotte disclaims beneficial ownership of all shares and warrants held by affiliated entities, although based on Mr.Schotte's close business relationship with the other principal shareholders of these entities, there exists the possibility that these shareholders may act in concert with Mr. Schotte with respect to the voting of these shares in the Company).
(5) Includes presently exercisable options to purchase 104,735 shares of common stock.
(6) Includes presently exercisable options to purchase 401,600 shares of common stock. See note (4).
(7) Includes presently exercisable options to purchase 874,786 shares of common stock.

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

     In April, 1997, Stephen R. Greenwald, Lawrence Schneider (then a director of the Company), and Robert E. Miller, Jr. made loans to the Company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan was payable on demand, accrued interest at the rate of 9.25% per annum, and was secured by a collateral assignment of the Company's $300,000 receivable due from Kinnevik. See "Business-Sales of Distribution Rights." In consideration of making such loans, the lenders received five-year warrants to purchase shares of common stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received 25,000 warrants in consideration of their respective $25,000 loans to the Company, and Mr. Greenwald (or his designee) received 50,000 warrants in consideration of his $50,000 loan to the Company. Mr. Schneider's loan was repaid in April, 1998 from the Kinnevik receivable. However, Messrs. Greenwald and Miller agreed to a rollover of their loans to be paid from the proceeds of a second Kinnevik receivable due in September, 1998. In consideration of the rollover, Mr. Greenwald will receive 25,000 warrants and Mr. Miller will receive 12,500 warrants, in each case exercisable over a five-year period at $1.00 per share. Mr. Greenwald's loan was repaid in September, 1998; Mr. Miller's loan was rolled over for a six month period on an unsecured basis with interest at the rate of 10% per annum. Mr. Miller subsequently agreed to another six-month rollover (through September, 1999), in consideration of which he will receive an additional 12,500 warrants exercisable over a five-year period at $1.00 per share, an increase in the interest rate on his loan to 12% per annum, and an extension on the expiration date of all warrants issued to date to the year 2004.

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

     In connection with the change of management in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share to Lecoutere Finance, S.A., an affiliate of Mr. Schotte's. The recipient of the shares then transferred 331,285 of such shares to E3 Capital, also an affiliate of Mr. Schotte's). The Company's equity interest in the entity which owns the professional soccer team has been reduced to 9% as a result of a transfer of ownership of that corporation and an additional capital contribution into that corporation in which the Company did not participate.

     In June, 1998, the Company entered into a sublease for office space in Los Angeles with an affiliate of the CEO of the Company. The sublease was on a month-to-month basis at the rate of $1,500 per month. The Company utilized the premises for the period between June and December, 1998.

     In June, 1998, the Company entered into the following related party transactions with E3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (the CEO and President of the Company,
respectively) and in which the Company holds a minority interest: (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and (ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E3 Sports new Mexico, Inc.). The company is in the process of collecting this debt.

     In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share.

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

     During the fiscal year ended June 30, 1999, Mr.Schotte loaned the Company $21,985, and Mr. Koshakji loaned the Company $5,700, with each loan bearing interest at the rate of 12% per annum. In consideration of making such loans, Mr. Schotte received 5,000 common stock purchase warrants and Mr. Koshakji received 1,350 common stock purchase warrants, in each case exercisable over a five-year period at a purchase price of $1.00 per share.

     In April 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story and is expected to start pre-production in January, 2000. A company affiliated with management of the Company owns a 50% equity interest, in Red Sun Productions, Inc., the production company which owns all rights to the film "HARA."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
------------------------------------------------------------------------
(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

4.4   Form of options granted of officers, directors and 5% stockholders(2)

4.5 Form of Warrant issued to purchasers parties to the 1995 Private Placement completed September 30, 1995(5)

4.6 Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30, 1995(5)

4.7 Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April 1995(5)

4.8 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996(8)

4.9 Common Stock Purchase Warrant, dated March 6,1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald)(7)

4.10 Common Stock Purchase Warrant,dated March 6, 1996, between the Company and Lawrence I. Schneider(7)

4.11 Common Stock Purchase Warrant,dated March 6, 1996, between the Company and Ira N. Smith(7)

4.12 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)

4.13 Preferred Stock Certificate, Series A,issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)


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

10.19 Joint Venture Letter between the Company and Film Bridge International, Inc., dated March 11, 1996(8)

10.20 Lease for office premises at 1875 Century Park East, Suite 2130, Los Angeles, California, dated May 9, 1996(8)

10.21 Agreement dated August 29, 1996, between the Company and Kinnevik Media Properties, Ltd.(8)

10.22 Agreement dated September 6, 1996 between the Company and Mr. David Somerstein(8)

10.23 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26,1996
      (9)

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

10.30 Employment Agreement with Johan Schotte, dated March 2, 1998 (10)

10.31 Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)

10.32 Asset Purchase Agreement between the Company and Kimon Mediabright KB, a Swedish limited partnership, dated July 14, 1998 (10)

10.33 Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)

10.34 Employment Agreement with Ian Jessel, dated November 8, 1998 (13)


10.35 Settlement Agreement with Stephen Greenwald, dated October 6, 1999(13)

21.1  Subsidiaries of the Registrant(3)


__________________________________________


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

(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.

(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-18954.

(9) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-20701.

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997, File No. 0-18954

(11) Incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997, File No. 0-18954

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998, File No. 0-18954

(13) Filed herewith.

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



                                    ODYSSEY PICTURES CORPORATION


Dated: October 13, 1999            By:   /s/ Johan Schotte
                                         -----------------
                                         Johan Schotte,
                                         CEO and Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                     Title                                      Date


/s/ Johan Schotte             CEO and Chairman                         10/13/99
-----------------             (Principal Executive &
    Johan Schotte             Financial Officer)


/s/ Pierre Koshakji           President; Director                      10/13/99
-------------------
    Pierre Koshakji


/s/ Robert E. Miller, Jr.     Director                                 10/13/99
-------------------------
    Robert E. Miller, Jr.


/s/ Patrick Speeckaert        Director                                 10/13/99
----------------------
    Patrick Speeckaert


/s/  Ian Jessel               Director                                 10/13/99
---------------
     Ian Jessel