Form 10-K/A
period 1999-06-30
ODYSSEY PICTURES CORP
filed 1999-10-18
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

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

                          ODYSSEY PICTURES CORPORATION
                     Form 10-K/A Report for the Fiscal Year
                               Ended June 30, 1999


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



                                    ODYSSEY PICTURES CORPORATION


Dated: October 18, 1999            By:   /s/ Johan Schotte
                                         -----------------
                                         Johan Schotte,
                                         CEO and Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                     Title                                      Date


/s/ Johan Schotte             CEO and Chairman                         10/18/99
-----------------             (Principal Executive &
    Johan Schotte             Financial Officer)


/s/ Pierre Koshakji           President; Director                      10/18/99
-------------------
    Pierre Koshakji


/s/ Robert E. Miller, Jr.     Director                                 10/18/99
-------------------------
    Robert E. Miller, Jr.


/s/ Patrick Speeckaert        Director                                 10/18/99
----------------------
    Patrick Speeckaert


/s/  Ian Jessel               Director                                 10/18/99
---------------
     Ian Jessel