Form 10-Q
period 1999-09-30
ODYSSEY PICTURES CORP
filed 1999-11-09
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                    For the Transition Period From _______ to _______


                           Commission File No. 0-18954


                          ODYSSEY PICTURES CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


      Nevada                                                     95-4269048
--------------------------------------------------------------------------------
(State or other juris-                                        (I.R.S. Employer
diction of incorporation                                     Identification No.)
or organization)

                1601 ELM STREET, STE 4000, DALLAS, TX 75201-2522
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No., including area code:  (214) 720-1622


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirement for at least the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share -- 9,584,728 outstanding shares as of September 30, 1999.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                   Page

Part I - Financial Information

Consolidated Balance Sheets as of                                    1
 September 30, 1999 and June 30, 1999

Consolidated Statements of Operations                                2
 for the Three Month Periods Ended
 September 30, 1999 and 1998

Consolidated Statements of Cash Flows                                3
 for the Three Month Periods Ended
 September 30, 1999 and 1998

Consolidated Statements of Changes In                                5
 Shareholders' Equity (Deficit) for the
 Years Ended June 30, 1998 and 1999 and
 The Three Month Period Ended September 30, 1999

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       7

Part II - Other Information                                          8

Signatures                                                           9

                                        ODYSSEY PICTURES CORPORATION
                                         Consolidated Balance Sheets


                                                              September 30,         June 30,
Assets                                                            1999                1999
                                                             ----------------   -----------------
      Cash                                                      $ 163,953             $ 4,715
      Accounts receivable, net of allowances
         of $0 and $0                                              81,986              81,986
      Notes receivable                                            135,620             131,272
      Film costs, net                                           4,349,548           4,383,629
      Prepaid expenses and other                                  380,906             380,906
      Investments                                                 456,600             456,600
                                                             ----------------   -----------------

     TOTAL ASSETS                                             $ 5,568,613         $ 5,439,108
                                                             ================   =================

Liabilities and Shareholders' Equity (Deficit)

Liabilities

      Accounts payable and accrued expenses                     $ 763,104           $ 805,071
      Accrued wages                                               852,985             839,185
      Accrued interest                                            185,830             163,198
      Due to producers and participants                           250,000             250,000
      Deferred revenues                                            29,000              29,000
      Notes and loans payable                                   1,175,633           1,192,081
                                                             ----------------   -----------------

      Total Liabilities                                         3,256,552           3,278,535
                                                             ----------------   -----------------

      Commitments and contingencies

Shareholders' Equity (Deficit)

      Preferred stock, Series A, par value $.10;
      Authorized - 10,000,000 shares
      Issued - 500,000 shares                                      50,000              50,000
      Preferred stock, Series B, par value $.10
      Authorized - 10,000,000 shares
      Issued - 4,500,000 shares                                   450,000             450,000
      Common stock, par value $.01;
      Authorized - 40,000,000 shares
      Issued and outstanding -
      9,584,728 and 8,284,728                                      95,847              82,847
      Capital in excess of par value                           33,159,141          32,704,197
      Accumulated deficit                                     (31,442,927)        (31,126,471)
                                                             ----------------   -----------------
      Total shareholders' deficit                               2,312,061           2,160,573
                                                             ----------------   -----------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $ 5,568,613         $ 5,439,108
                                                             ================   =================




               The accompanying notes are an integral part of these financial statements.

                                   ODYSSEY PICTURES CORPORATION
                               Consolidated Statements of Operations



                                                            For the Three Months Ended September 30,

                                                                 1999                1998
                                                            ----------------    ----------------

Revenue
                                                                   $ 37,653           $ 143,700
Expenses
        Costs related to revenues                                    37,180             126,469
        Selling, general and
        administrative expenses                                     292,145             331,693
                                                            ----------------    ----------------
                                                            ----------------    ----------------
                                                                    329,325             458,162
                                                            ----------------    ----------------

        Operating income (loss)                                    (291,672)           (314,462)

Other income (expenses)

        Other income
        Interest income                                               4,348               2,798
        Interest expense                                            (29,132)            (32,241)
        Loss on sale of joint venture interests                           -
        Other income
                                                            ----------------    ----------------

        Income (loss) from operations
        before provision for income taxes                          (316,456)           (343,905)
        Provision / Benefit for income taxes                              -                   -

        NET INCOME (LOSS)                                        $ (316,456)         $ (343,905)
                                                            ================    ================

Basic income (loss) per share                                       $ (0.04)            $ (0.07)

        Weighted average common
        shares outstanding                                        8,764,728           5,074,285
                                                            ================    ================

Diluted income (loss) per share                                     $ (0.04)            $ (0.07)

        Weighted average common
        shares outstanding                                        8,764,728           5,074,285
                                                            ================    ================







               The accompanying notes are an integral part of these financial statements.


                                     ODYSSEY PICTURES CORPORATION
                                  Consolidated Statements of Cash Flows


                                                             For the Three Months Ended September 30,

                                                                      1999               1998
                                                                 --------------    ---------------

Cash Flows From Operating Activities:
       Net loss                                                    $ (316,456)        $ (343,905)
       Adjustments to reconcile net income (loss)
       to net cash used in
       operating activities:
          Amortization of film costs                                   34,081             71,100
       Changes in assets and liabilities:
          Accounts receivable, net                                          -            (68,436)
          Notes receivable                                             (4,348)            (3,037)
          Prepaid expenses and other                                        -                (96)
          Accounts payable and accrued expenses                        (5,535)           142,666
          Due to producers and participants                                 -
                                                                 --------------    ---------------

              Net cash used in operating activities                  (292,258)          (201,708)
                                                                 --------------    ---------------

Cash Flows From Investing Activities:
                                                                            -                  -
       None
                                                                 --------------    ---------------

              Net cash used in investing activities                         -                  -
                                                                 --------------    ---------------

Cash Flows From Financing Activities:
       Net proceeds/payments - notes and loans payable                (16,448)           206,144
       Issuance of shares of common stock to equity investors         467,944
                                                                 --------------    ---------------

       Net cash provided by financing activities                      451,496            206,144
                                                                 --------------    ---------------

       Net increase in cash                                           159,238              4,436
       Cash at beginning of period                                      4,715              4,331
                                                                 --------------    ---------------

       Cash at end of period                                        $ 163,953            $ 8,767
                                                                 ==============    ===============






                  The accompanying notes are an integral part of these financial statements.


                                           ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements of Cash Flows




                                                                         For the Three Months Ended September 30,

                                                                                  1999             1998
                                                                             ---------------  ---------------
Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

       Issuance of shares of preferred stock for purchase of
           Kimon film library and other assets                                                    $4,500,000
                                                                                              ===============

Cash paid during the period for:

       Interest                                                                     $ 6,500              $ -
                                                                             ===============  ===============

       Income taxes                                                                     $ -              $ -
                                                                             ===============  ===============























                        The accompanying notes are an integral part of these financial statements.

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                             Capital in                Shareholders'
                                                                                              Excess of    Accumulated    Equity
                                    Shares     Amount  Shares   Amount    Shares     Amount   Par Value      Deficit     (Deficit)
                                    ------    -------  ------   ------   -------    -------  -----------   ------------  -----------
Balances - June 30, 1996               -           -            $  -     2,591,242   25,913  25,911,366    (28,686,092)  (2,748,813)
  Issuance of shares to officers
     in payment of notes                                                    78,948      789      44,211                      45,000
  Re-issue of unexchanged shares
    shares previously cancelled                                             65,825      659        (659)                          -
  Issuance of shares in consideration
     for services rendered                                                  43,500      435      33,665                      34,100
  Sale of shares to equity
     investors                                                             500,000    5,000     370,000                     375,000
  Net income                                                                                                    68,808       68,808
                                    --------  ------- --------- -------- --------- -------- ------------  ------------- ------------

Balances - June 30, 1997               -          -       -       -      3,279,515  $32,796 $26,358,583   ($28,617,284) ($2,225,905)

  Issuance of shares of preferred
     stock to equity investors       500,000   50,000                                           450,000                     500,000
  Issuance of shares of common stock
     in exchange for cancellation
     notes payable and other
     liabilities                                                         1,010,455   10,104     529,235                     539,339
  Issuance of shares of common stock
     to equity investors                                                    66,667      667      49,333                      50,000
  Issuance of shares of stock in
     exchange for cancellation of
     deferred compensation notes                                           667,648    6,676     165,823                     172,499
  Issuance of shares of common stock
     in consideration for service
     rendered                                                                5,000       50                                      50
  Net loss                                                                                                  (1,119,414)  (1,119,414)
                                     -------  ------- --------- -------- --------- -------- -----------   ------------- ------------

Balances - June 30, 1998             500,000  $50,000     -         -    5,029,285  $50,293 $27,552,973   ($29,736,698) ($2,083,432)

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                  45,000      450      19,350                      19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                      4,050,000                   4,500,000
  Issuance of shares to officers in
     payment of notes                                                      830,055    8,301     251,943                     260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                               200,000    2,000      86,000                      88,000
  Issuance of shares in consideration
     for legal services rendered                                           100,000    1,000      39,000                      40,000
  Issuance of shares of common stock
     to equity investors                                                 1,500,000   15,000     425,693                     440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                      50,000      500      16,500                      17,000
  Issuance of shares in consideration
     for services to be rendered                                           181,667    1,816     104,000                     105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                  348,721    3,487     158,738                     162,225
  Net loss                                                                                                 (1,389,773)   (1,389,773)
                                    --------  ------- --------- -------- --------- -------- -----------  -------------   -----------
  Balances - June 30, 1999           500,000   50,000 4,500,000  450,000 8,284,728   82,847  32,704,197   (31,126,471)    2,160,573

   Issuance of shares of common
     stock to equity investors            -        -         -        -  1,300,000   13,000     454,944                     467,944

   Net loss                                                                                                  (316,456)     (316,456)
                                    --------  ------- --------- -------- --------- -------- -----------  -------------   -----------
                                     500,000  $50,000 4,500,000 $450,000 9,584,728  $95,847 $33,159,141  $(31,442,927)   $ 2,312,061
                                    ========  ======= ========= ======== ========= ======== ===========  =============   ===========



                                            The accompanying notes are an integral part of these statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 1999


1. Basis of Financial Statement Preparation: The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 1999.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 1999, (b) the results of operations for the three month periods ended September 30, 1999 and 1998 and (c) cash flows for the three month periods ended September 30, 1999 and 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         Three Months Ended September 30, 1999 and 1998
         ----------------------------------------------

     Revenues for the three months ended September 30, 1999 were $37,653. This is a decrease of $106,047 from the comparable three month period ended September 30, 1998. This decrease is due to decreased revenues from the Kimon Film Library which the company is currently exploiting.

     Costs related to revenues for the three months ended September 30, 1999 were $37,180. This is a decrease of $89,289 from the comparable three month period ended September 30, 1998. This decrease is due to the reduction in revenues earned in the exploitation of the Kimon Film Library.

     Selling, general and administrative expenses decreased by $39,548 (11.9%) to $292,145 for the 1999 three month period from $331,693 for the comparable 1998 period.

     Interest income for the three months ended September 30, 1999 was $4,348. This is primarily due to loans made to E3 Sports New Mexico, Inc., in which the company has a minority interest.

     Interest expense decreased to $29,132 for the 1999 three month period from $32,241 for the comparable 1998 three month period.


     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 1999, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $31,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 1999, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources
-------------------------------

     At September 30, 1999, the Company held $163,953 of cash.

     The Company had no material commitments for capital expenditures as of September 30, 1999.

PART II - OTHER INFORMATION

Item 1 though 6 of Part II are not applicable.

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


DATED:  November 9, 1999