Form 10-Q
period 1999-12-31
ODYSSEY PICTURES CORP
filed 2000-02-11
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended December 31, 1999

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

Common Stock, par value $.01 per share -- 10,145,518 outstanding shares as of Decmber 31, 1999.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                   Page

Part I - Financial Information

Consolidated Balance Sheets as of                                    1
 December 31, 1999 and June 30, 1999

Consolidated Statements of Operations                                2
 for the Six and Three Month Periods Ended
 December 31, 1999 and 1998

Consolidated Statements of Cash Flows                                3-4
 for the Six Month Periods Ended
 December 31, 1999 and 1998

Consolidated Statements of Changes In                                5
 Shareholders' Equity (Deficit) for the
 Six Month Period Ended December 31, 1999

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       7

Part II - Other Information                                          8

Signatures                                                           9




                                           ODYSSEY PICTURES CORPORATION
                                            Consolidated Balance Sheets

                                                                             December 31,      June 30,
Assets                                                                          1999             1999
------                                                                   ----------------- ----------------
      Cash                                                                    $    11,224      $     4,715
      Accounts receivable, net of allowances
        of $0 and $0                                                               94,287           81,986
      Notes receivable                                                            139,968          131,272
      Film costs, net                                                           4,121,733        4,383,629
      Prepaid expenses and other                                                  425,906          380,906
      Investments                                                                 456,600          456,600
                                                                         ----------------- ----------------

            TOTAL ASSETS                                                      $ 5,249,718      $ 5,439,108
                                                                         ================= ================

Liabilities and Shareholders' Equity
------------------------------------

Liabilities

      Accounts payable and accrued expenses                                   $   729,104      $   805,071
      Accrued wages                                                               990,802          839,185
      Accrued interest                                                            208,917          163,198
      Due to producers and participants                                           250,000          250,000
      Deferred revenues                                                            29,000           29,000
      Notes and loans payable                                                   1,054,879        1,192,081
                                                                         ----------------- ----------------

      Total Liabilities                                                         3,262,702        3,278,535
                                                                         ----------------- ----------------

      Commitments and contingencies

Shareholders' Equity

      Preferred stock, Series A, par value $.10;
      Authorized - 10,000,000 shares
      Issued - No shares at December 31, 1999 and 500,000 shares                        -           50,000
            at June 30, 1999
      Preferred stock, Series B, par value $.10
      Authorized - 10,000,000 shares
      Issued - 4,500,000 shares                                                   450,000          450,000
      Common stock, par value $.01;
      Authorized - 40,000,000 shares
      Issued and outstanding -
      10,145,518 and 8,284,728                                                    101,455           82,847
      Capital in excess of par value                                           33,215,116       32,704,197
      Accumulated deficit                                                     (31,779,555)     (31,126,471)
                                                                         ----------------- ----------------
      Total shareholders' equity                                                1,987,016        2,160,573
                                                                         ----------------- ----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 5,249,718      $ 5,439,108
                                                                         ================= ================


                    The accompanying notes are an integral part of these financial statements.


                                        ODYSSEY PICTURES CORPORATION
                                  Consolidated Statements of Operations

                                             For the Three Months Ended    For the Six Months Ended
                                                    December 31,                 December 31,
                                                 1999         1998             1999         1998
                                             ------------ ------------     -----------  -----------
Revenue
                                                $ 23,599     $ 64,679        $ 61,252    $ 208,379
Expenses

      Costs related to revenues                   45,208       62,571          82,388      189,040
      Selling, general and
        administrative expenses                  289,124      301,449         581,269      633,142
                                             ------------ ------------     -----------  -----------
                                                 334,332      364,020         663,657      822,182
                                             ------------ ------------     -----------  -----------

      Operating income (loss)                   (310,733)    (299,341)       (602,405)    (613,803)


Other income (expenses)

      Interest income                              4,348        3,890           8,696        6,688
      Interest expense                           (30,243)     (43,577)        (59,375)     (75,818)
      Other income
                                             ------------ ------------     -----------  -----------

      Income (loss) from operations
        before provision for income taxes       (336,628)    (339,028)       (653,084)    (682,933)
      Provision / Benefit for income taxes             -            -               -            -

      NET INCOME (LOSS)                       $ (336,628)  $ (339,028)      $(653,084)   $(682,933)
                                             ============ ============     ===========  ===========

Basic income (loss) per share                    $ (0.03)     $ (0.06)        $ (0.07)     $ (0.11)

      Weighted average common
        shares outstanding                     9,914,018    5,976,813       9,312,707    5,976,813
                                             ============ ============     ===========  ===========

Diluted income (loss) per share                  $ (0.03)     $ (0.06)        $ (0.07)     $ (0.11)

      Weighted average common
        shares outstanding                     9,914,018    5,976,813       9,312,707    5,976,813
                                             ============ ============     ===========  ===========





                 The accompanying notes are an integral part of these financial statements.

                                                       2


                                ODYSSEY PICTURES CORPORATION
                            Consolidated Statements of Cash Flows


                                                                  For the Six Months Ended
                                                                         December 31,
                                                                      1999            1998
                                                               ---------------  --------------
Cash Flows From Operating Activities:
      Net loss                                                     $ (653,084)     $ (682,933)
      Adjustments to reconcile net income (loss)
        to net cash used in
        operating activities:
          Amortization of film costs                                   63,160         109,811
          Issuance of shares of common stock for
             services and other consideration                          49,656         164,800
      Changes in assets and liabilities:
          Accounts receivable, net                                    (12,301)          1,983
          Notes receivable                                             (8,696)              -
          Accounts payable and accrued expenses                       202,552          (7,279)
          Other                                                       (45,000)              -
                                                               ---------------  --------------

             Net cash used in operating activities                   (403,713)       (413,618)
                                                               ---------------  --------------

Cash Flows From Investing Activities:
                                                                            -               -
      None
                                                               ---------------  --------------

             Net cash used in investing activities                          -               -
                                                               ---------------  --------------

Cash Flows From Financing Activities:
      Net proceeds/payments - notes and loans payable                 (94,722)        230,449
      Issuance of shares of common stock to equity investors          504,944         187,500
                                                               ---------------  --------------

      Net cash provided by financing activities                       410,222         417,949
                                                               ---------------  --------------

      Net increase (decrease) in cash                                   6,509           4,331
      Cash at beginning of period                                       4,715           1,468
                                                               --------------- ---------------

      Cash at end of period                                          $ 11,224         $ 5,799
                                                               ===============  ==============






                  The accompanying notes are an integral part of these statements.


                                                 3


                                      ODYSSEY PICTURES CORPORATION
                                 Consolidated Statements of Cash Flows


                                                                             For the Six Months Ended
                                                                                   December 31,
                                                                                 1999            1998
                                                                           --------------  --------------
Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

       Issuance of shares of preferred stock for purchase of
           Kimon film library and other assets                                         -     $ 4,500,000
                                                                           ==============  ==============
       Issuance of shares of common stock for services and other
           consideration                                                        $ 42,480       $ 164,800
                                                                           ==============  ==============
       Issuance of shares of common stock to officers for payment of
           notes and other                                                     $ 130,839       $ 260,244
                                                                           ==============  ==============
       Exchange of certain film cost assets for all outstanding
          series A preferred stock                                             $ 198,736               -
                                                                           ==============  ==============


Cash paid during the period for:

       Interest                                                                      $ -             $ -
                                                                           ==============  ==============
       Income taxes                                                                  $ -             $ -
                                                                           ==============  ==============









                          The accompanying notes are an integral part of these statements.

                                                            4

                                                           ODYSSEY PICTURES CORPORATION
                                        Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                             Capital in                Shareholders'
                                                                                              Excess of    Accumulated    Equity
                                    Shares     Amount  Shares   Amount     Shares     Amount   Par Value     Deficit     (Deficit)
                                    ------    -------  ------   ------    -------    -------  -----------  ------------  -----------
Balances - June 30, 1998             500,000  $50,000     -         -     5,029,285  $50,293 $27,552,973  ($29,736,698) ($2,083,432)

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                   45,000      450      19,350                     19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                       4,050,000                  4,500,000
  Issuance of shares to officers in
     payment of notes                                                       830,055    8,301     251,943                    260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                200,000    2,000      86,000                     88,000
  Issuance of shares in consideration
     for legal services rendered                                            100,000    1,000      39,000                     40,000
  Issuance of shares of common stock
     to equity investors                                                  1,500,000   15,000     425,693                    440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                       50,000      500      16,500                     17,000
  Issuance of shares in consideration
     for services to be rendered                                            181,667    1,816     104,000                    105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                   348,721    3,487     158,738                    162,225
  Net loss                                                                                                 (1,389,773)   (1,389,773)
                                    --------  ------- --------- --------  --------- -------- -----------  -------------  -----------
  Balances - June 30, 1999           500,000   50,000 4,500,000  450,000  8,284,728   82,847  32,704,197  (31,126,471)    2,160,573

  Issuance of shares of common
     stock to equity investors                                            1,392,500   13,925     491,019                    504,944
  Issuance of shares of common stock
     for conversion of notes payable
     and related accrued interest                                           399,990    4,000     126,839                    130,839
  Issuance of shares of common stock
     for services rendered                                                   68,300      683      41,797                     42,480
  Exchange of certain film cost assets
     for all outstanding series A
     preferred stock                (500,000) (50,000)                                          (148,736)                  (198,736)
  Net loss                                                                                                   (653,084)     (653,084)
                                    --------  ------- --------- -------- ---------- -------- ----------- -------------   -----------
                                           -  $     - 4,500,000 $450,000 10,145,518 $101,455 $33,215,116 $(31,779,555)   $1,987,016
                                    ========  ======= ========= ======== ========== ======== =========== =============   ===========



                                          The accompanying notes are an integral part of these statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 1999


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

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 1999, (b) the results of operations for the six and three month periods ended December 31, 1999 and 1998 and
          (c) cash flows for the six month periods ended December 31, 1999 and 1998.


     2. - Sale of Kimon Asset/Valuation Key:

          In December 1999 , the Company sold its Valuation Key software for $500,000 in shares of the Company's Preferred Series B stock. The Valuation Key was part of the original Kimon assets purchased in July 1998 and was valued then at $200,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         Six and Three Months Ended December 31, 1999 and 1998
         -----------------------------------------------------

     Revenues for the six months and three months ended December 31, 1999 decreased to $61,252 and $23,599 from $208,379 and $64,679 for the comparable six and three month periods ended December 31, 1998. This decrease is due primarily to reduced activity from the sale of film assets related to the Kimon acquisiton.

     Costs related to revenues decreased to $82,388 and $45,208, respectively for the 1999 six and three month periods ended December 31, 1999 from $189,040 and $62,571 for the comparable six and three months ended December 31, 1998. This decrease is due primarily to reduced activity from the sale of film assets related to the Kimon acquisiton.

     Selling, general and administrative expenses decreased by $51,873 (8%) to $581,269 for the six month period from $633,142 for the comparable 1998 period. For the 1999 three month period such expenses decreased by $12,325 (4%) to $289,124 from $301,449 for the comparable 1998 three month period.

     Interest expense decreased in 1999 to $59,375 and $30,243 for the six month and three month periods from $75,818 and $43,577.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 1999, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $32,000,000, expiring through 2010, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 1999, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company held $11,224 of cash.

     The Company had no material commitments for capital expenditures as of December 31, 1999.

     In December, 1999 the Company was loaned 2,000,000 Belgian Francs (approximately $50,000) by one unaffiliated investor who received one year convertible notes with interest at 10% per annum (the note is convertible at a 15% discount to the market price).

     During the period  from  December  1999  through  February  10,  2000 , the
Company completed a private placements to offshore investors for a total of 962,500 shares of common stock at a purchase price of $.40 per share (resulting in gross proceeds to the Company of $385,000).

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Not Applicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5.   OTHER INFORMATION.

     Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 10-K.

     Exhibits. None

     Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ODYSSEY PICTURES CORPORATION




                                            By:  /s/ Pierre Koshakji
                                                 -------------------
                                                  Pierre Koshakji,
                                                  President



                                            By:  /s/ Johan Schotte
                                                 -----------------
                                                  Johan Schotte,
                                                  CEO and Chairman
                                                  (Principal Executive &
                                                  Financial Officer)


DATED:  February 11, 2000