Form 10-Q/A
period 1999-12-31
ODYSSEY PICTURES CORP
filed 2000-03-03
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


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

Common Stock, par value $.01 per share -- 10,145,518 outstanding shares as of December 31, 1999.

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
                                                                         ================= ================

Liabilities and Shareholders' Equity
------------------------------------

Liabilities

      Accounts payable and accrued expenses                                   $   729,104      $   805,071
      Accrued wages (Note 3)                                                      990,802          839,185
      Accrued interest                                                            208,917          163,198
      Due to producers and participants                                           250,000          250,000
      Deferred revenues                                                            29,000           29,000
      Notes and loans payable                                                   1,054,879        1,192,081
                                                                         ----------------- ----------------

      Total Liabilities                                                         3,262,702        3,278,535
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


     3.   Litigation - Accrued Wages:

          Included in accrued wages is a contingent amount for Ian Jessel, the former CEO of the film division of the Company. Mr. Jessel brought suit against the Company on November 9, 1999, in the Los Angeles Superior Court, State of California. The matter is styled Ian Jessel
          v. Odyssey Pictures Corp. In the suit, the Plaintiff alleges breach of employment contract, fraud, and fraudulent conveyance. An Answer to the lawsuit has been filed and discovery is underway. The Plaintiff seeks unspecified compensatory damages. Management of the Company believes that there are substantial defenses to this action.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

         Six and Three Months Ended December 31, 1999 and 1998
         -----------------------------------------------------

     Revenues for the six months and three months ended December 31, 1999 decreased to $61,252 and $23,599 from $208,379 and $64,679 for the comparable six and three month periods ended December 31, 1998. This decrease is due primarily to reduced activity from the sale of film assets related to the Kimon acquisition.

     Costs related to revenues decreased to $82,388 and $45,208, respectively for the 1999 six and three month periods ended December 31, 1999 from $189,040 and $62,571 for the comparable six and three months ended December 31, 1998. This decrease is due primarily to reduced activity from the sale of film assets related to the Kimon acquisition.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Lawsuit - Ian Jessel v. Odyssey Pictures Corp., Johan Schotte and Does 1 through 5 - Los Angeles Superior Court, State of California - Filed November 9, 1999.

     a.   Complaint  for  alleged  breach  of  employment  contract,  fraud  and fraudulent conveyance - Plaintiff alleges breach of an employment contact. An Answer to the lawsuit has been filed and discovery is underway. Plaintiff seeks unspecified compensatory damages. The company has advised that there are substantial defenses to this action.

     Lawsuit - Dennis Morgan v. Odyssey Pictures Corp., Johan Schotte, Johan Schotte Productions, Inc., Red Sun Productions, Inc., Matrusa Corp., Medina Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 1999, Los Angeles Superior Court, State of California.

     b. Plaintiff alleges unspecified damages for alleged breach of oral contract, breach of written contract, breach of implied contract, fraud, and negligent misrepresentation of conveyance. The action has been served and the company intends to file a demurrer to the Complaint. The company advises that Mr. Morgan was not an employee of the company and there are substantial defenses to the action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5.   OTHER INFORMATION.

     Mr. Johan Schotte's employment agreement with the Company was renewed for one year and beginning and effective January 1, 2000 and that Mr. Schotte's compensation as Chief Executive Officer of the Company was increased to a salary of $250,000 per annum and that his original bonus compensation was doubled and is scheduled for payment on a quarterly basis.


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


DATED:  March 3, 2000