Form 10-Q
period 2000-03-31
ODYSSEY PICTURES CORP
filed 2000-05-15
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000

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

Common Stock, par value $.01 per share
13,573,018 outstanding shares as of March 31, 2000.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX


                                                                   Page

Part I - Financial Information

Consolidated Balance Sheets as of                                    1
 March 31, 2000 and June 30, 1999

Consolidated Statements of Operations                                2
 for the Nine  and Three Month Periods Ended
 March 31, 2000 and 1999

Consolidated Statements of Changes In                                3
 Shareholders' Equity (Deficit) for the
 Year Ended June 30, 1999 and the
 Nine Month Period Ended March 31, 2000

Consolidated Statements of Cash Flows                                4-5
 for the Nine Month Periods Ended
 March 31, 2000 and 1999

Notes to Consolidated Financial Statements                           6

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                       7

Part II - Other Information                                          8

Signatures                                                           10


                                        ODYSSEY PICTURES CORPORATION
                                        Consolidated Balance Sheets

                                                                            March 31,             June 30,
Assets                                                                        2000                  1999
------                                                                  ---------------      ----------------

      Cash                                                                   $ 570,147               $ 4,715
      Accounts receivable, net of allowances
         of $0 and $0                                                           94,287                81,986
      Notes receivable                                                         142,468               131,272
      Film costs, net                                                        4,182,487             4,383,629
      Prepaid expenses and other                                               481,906               380,906
      Investments                                                              456,600               456,600
                                                                        ---------------      ----------------

            TOTAL ASSETS                                                    $5,927,895            $5,439,108
                                                                        ===============      ================

Liabilities and Shareholders' Equity
------------------------------------

Liabilities

      Accounts payable and accrued expenses                                  $ 695,965             $ 805,071
      Accrued wages                                                            843,545               839,185
      Accrued interest                                                         204,570               163,198
      Due to producers and participants                                        250,000               250,000
      Deferred revenues                                                         29,000                29,000
      Notes and loans payable                                                  729,469             1,192,081
                                                                        ---------------      ----------------

      Total Liabilities                                                      2,752,549             3,278,535
                                                                        ---------------      ----------------

      Commitments and contingencies

Shareholders' Equity

      Preferred stock, Series A, par value $.10;
         Authorized - 10,000,000 shares
         Issued - 500,000 shares                                                     -                50,000
      Preferred stock, Series B, par value $.10
         Authorized - 10,000,000 shares
         Issued - 4,500,000 shares                                             450,000               450,000
      Common stock, par value $.01;
         Authorized - 40,000,000 shares
         Issued and outstanding -
         13,573,018  and 8,284,728                                             135,730                82,847
      Capital in excess of par value                                        34,598,150            32,704,197
      Accumulated deficit                                                  (32,008,534)          (31,126,471)
                                                                        ---------------      ----------------
      Total shareholders' equity                                             3,175,346             2,160,573
                                                                        ---------------      ----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $5,927,895            $5,439,108
                                                                        ===============      ================


                    The accompanying notes are an integral part of these financial statements.

                                                        1

                                     ODYSSEY PICTURES CORPORATION
                                 Consolidated Statements of Operations


                                             For the Three Months Ended       For the Nine Months Ended
                                                     March 31,                        March 31,

                                                  2000          1999             2000            1999
                                             ------------  -----------      ------------   -------------
Revenue                                         $ 25,180     $ 37,390          $ 86,432       $ 245,769

Expenses
      Costs related to revenues                   35,746       28,522           118,134         217,562
      Selling, general and
         administrative expenses                 196,854      297,561           778,123         930,703
                                             ------------  -----------      ------------   -------------
                                                 232,600      326,083           896,257       1,148,265
                                             ------------  -----------      ------------   -------------
      Operating income (loss)                   (207,420)    (288,693)         (809,825)       (902,496)


Other income (expenses)

      Interest income                                286                          8,982
      Interest expense                           (21,845)     (35,279)          (81,220)       (111,097)
      Other income                                              4,084                            10,772
                                             ------------  -----------      ------------   -------------

      Income (loss) from operations
         before provision for income taxes      (228,979)    (319,888)         (882,063)     (1,002,821)
      Provision / Benefit for income taxes             -            -                 -               -

      NET INCOME (LOSS)                        $(228,979)   $(319,888)        $(882,063)   $ (1,002,821)
                                             ============  ===========      ============   =============


Basic income (loss) per share                    $ (0.02)     $ (0.05)          $ (0.08)        $ (0.16)

      Weighted average common
      shares outstanding                      11,912,601    6,327,655        10,928,873       6,327,655
                                             ============  ===========      ============   =============


Diluted income (loss) per share                  $ (0.02)     $ (0.05)          $ (0.08)        $ (0.16)

      Weighted average common
      shares outstanding                      11,912,601    6,327,655        10,928,873       6,327,655
                                             ============  ===========      ============   =============


                    The accompanying notes are an integral part of these financial statements.

                                                        2

                                                           ODYSSEY PICTURES CORPORATION
                                        Consolidated Statements Of Changes in Shareholders' Equity (Deficit)




                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                             Capital in                Shareholders'
                                                                                              Excess of    Accumulated    Equity
                                    Shares     Amount  Shares   Amount     Shares     Amount   Par Value     Deficit     (Deficit)
                                    ------    -------  ------   ------    -------    -------  -----------  ------------  -----------
Balances - June 30, 1998             500,000  $50,000     -         -     5,029,285  $50,293 $27,552,973  ($29,736,698) ($2,083,432)

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                   45,000      450      19,350                     19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                       4,050,000                  4,500,000
  Issuance of shares to officers in
     payment of notes                                                       830,055    8,301     251,943                    260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                200,000    2,000      86,000                     88,000
  Issuance of shares in consideration
     for legal services rendered                                            100,000    1,000      39,000                     40,000
  Issuance of shares of common stock
     to equity investors                                                  1,500,000   15,000     425,693                    440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                       50,000      500      16,500                     17,000
  Issuance of shares in consideration
     for services to be rendered                                            181,667    1,816     104,000                    105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                   348,721    3,487     158,738                    162,225
  Net loss                                                                                                 (1,389,773)   (1,389,773)
                                    --------  ------- --------- --------  --------- -------- -----------  -------------  -----------
  Balances - June 30, 1999           500,000   50,000 4,500,000  450,000  8,284,728   82,847  32,704,197  (31,126,471)    2,160,573

  Issuance of shares of common
     stock to equity investors                                            4,120,000   41,200   1,554,719                  1,595,919
  Issuance of shares of common stock
     for conversion of notes payable
     and related accrued interest                                         1,099,990   11,000     446,173                    457,173
  Issuance of shares of common stock
     for services rendered                                                   68,300      683      41,797                     42,480
  Exchange of certain film cost assets
     for all outstanding series A
     preferred stock                (500,000) (50,000)                                          (148,736)                  (198,736)
  Net loss                                                                                                   (882,063)     (882,063)
                                    --------  ------- --------- -------- ---------- -------- ----------- -------------   -----------
                                           -  $     - 4,500,000 $450,000 13,573,018 $135,730 $34,598,150 $(32,008,534)   $3,175,346
                                    ========  ======= ========= ======== ========== ======== =========== =============   ===========



                                          The accompanying notes are an integral part of these statements.

                                            ODYSSEY PICTURES CORPORATION
                                        Consolidated Statements of Cash Flows


                                                                               For the Nine Months Ended
                                                                                       March 31,
                                                                                  2000            1999
                                                                             -------------   -------------
Cash Flows From Operating Activities:
      Net loss                                                                  $(882,063)    $(1,002,821)
      Adjustments to reconcile net income (loss)
      to net cash used in
      operating activities:
         Amortization of film costs                                                88,906         128,311
         Issuance of shares of common stock for services
           and other consideration                                                 42,480         260,800
      Changes in assets and liabilities:
         Accounts receivable, net                                                 (12,301)        (88,373)
         Notes receivable                                                         (11,196)        (27,040)
         Accounts payable and accrued expenses                                   (109,106)        285,210
         Other                                                                     34,566             333
                                                                             -------------   -------------

             Net cash used in operating activities                               (848,714)       (443,580)
                                                                             -------------   -------------

Cash Flows From Investing Activities:
                                                                                        -               -
      None
                                                                             -------------   -------------
             Net cash used in investing activities                                      -               -
                                                                             -------------   -------------


Cash Flows From Financing Activities:
      Net proceeds/(payments) - notes and loans payable                          (181,773)        253,581
      Issuance of shares of common stock to equity investors                    1,595,919         187,500
                                                                             -------------   -------------

      Net cash provided by financing activities                                 1,414,146         441,081
                                                                             -------------   -------------

      Net increase (decrease) in cash                                             565,432          (2,499)
      Cash at beginning of period                                                   4,715           4,331
                                                                             -------------   -------------

      Cash at end of period                                                     $ 570,147         $ 1,832
                                                                             =============   =============



                    The accompanying notes are an integral part of these financial statements.

                                                        4

                                               ODYSSEY PICTURES CORPORATION
                                           Consolidated Statements of Cash Flows


                                                                                   For the Nine Months Ended
                                                                                           March 31,
                                                                                   2000               1999
                                                                               --------------     -------------
Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

       Issuance of shares of preferred stock for purchase of
           Kimon film library and other assets                                                     $ 4,500,000
                                                                                                  =============

       Issuance of shares of common stock for services and other
           consideration                                                            $ 42,480         $ 260,800
                                                                               ==============     =============

       Issuance of shares of common stock for conversion of notes payable and
           related accrued interest and accrued wages                              $ 457,173         $ 260,244
                                                                               ==============     =============

       Exchange of certain film cost assets for all outstanding Series A
           preferred stock                                                         $ 198,736
                                                                               ==============

Cash paid during the period for:

       Interest                                                                     $ 26,190               $ -
                                                                               ==============     =============

       Income taxes                                                                      $ -               $ -
                                                                               ==============     =============







                    The accompanying notes are an integral part of these financial statements.

                                                        5

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

     1.   Basis of Financial Statement Preparation

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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 2000, (b) the results of operations for the nine and three month periods ended March 31, 2000 and 1999 (c) cash flows for the nine month periods ended March 31, 2000 and 1999 and (d) statements of changes in shareholders' equity (deficit) for the year ended June 30, 1999 and the nine month period ended March 31, 2000.

     2.   Sale of Valuation Key for Company Preferred Stock

     In December 1999 , the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998.

     3.   Litigation - Accrued Wages

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

     4.   Private Placement

     During the quarter ended March 31, 2000, the Company raised approximately $1.1 million in a Private Placement of the Company's Common Stock for $.40 per share.

     5.   Agreements to Satisfy Certain Liabilities through
          Issuances of Common Stock

     During the quarter ended March 31, 2000, the Company has agreed to satisfy its Augustine Note Payable in the amount of $150,000 by issuing 300,000 shares of Common Stock.

     Also during the quarter ended March 31, 2000, the Company satisfied all of its liability for accrued wages to two individuals through the agreement to pay $100,000 to each individual (one such amount was paid by March 31, 2000) and the issuance of 200,000 shares of Common Stock to each individual.

     6.   Establishment of New Majority Owned Subsidiary

     During the quarter ended March 31, 2000, the Company capitalized, along with another party, a company, domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in PurchasePooling.com, Inc., an internet purchasing aggregation company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Nine and Three Months Ended March 31, 2000 and 1999

     Revenues for the nine months and three months ended March 31, 2000 decreased to $86,432 and $25,180 from $245,769 and $37,390 for the comparable three month and nine month periods ended March 31, 1999. This decrease is due to less aggressive exploitation of the film library.

     Costs related to revenues decreased to $118,134 and $35,746 respectively for the nine and three month periods ended March 31, 2000 from $217,562 and $28,522 for the comparable nine and three months ended March 31, 1999. This decrease is due to less aggressive exploitation of the film library.

     Selling, general and administrative expenses decreased by $152,580 to $778,123 for the nine month period ended March 31, 2000, from $930,703 for the comparable 1999 period. For the three month period ended March 31, 2000, such expenses decreased by $100,708 to $196,854 from $297,561 for the comparable 1999 three month period. This is primarily due to efforts by management to streamline the Company.

     Interest expense decreased to $81,220 and $21,845 for the nine and three month periods ended March 31, 2000, from $111,097 and $35,279 for the comparable 1999 nine and three month periods. This is due to the payoff and conversion of certain notes payable into shares of Company Common Stock during fiscal year 2000 resulting in a lower average outstanding aggregate balance of notes payable and thus reduced interest expense.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 2000, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $32,000,000, expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 2000, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At March 31, 2000, the Company held $570,147 of cash.

     The Company had no material commitments for capital expenditures as of March 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        a.  Jessel v. Odyssey Pictures Corporation
            --------------------------------------

            Los Angeles Superior Court No. BC 219 846

          The plaintiff was hired in November 1998 to be the Chief Executive Officer of the Motion Picture and Television Division of Odyssey Pictures Corporation. Jessel contends that his contract was terminated either actually or constructively and further contends that the capital and income sources available to Odyssey Pictures Corporation were misrepresented to induce him to come to work for Odyssey Pictures Corporation. Lastly, Jessel contends that funds were improperly disbursed to other creditors affiliated with management when Jessel should have received those funds as compensation and reimbursement.

        b.  Morgan v. Odyssey Pictures Corporation
            --------------------------------------

            Los Angeles Superior Court No. BC 221 681

          This case arises from a claim by Mr. Morgan that he has a contract to head a music division to be established by Odyssey Pictures Corporation. Odyssey Pictures Corporation takes the position that there was no employment contract with Mr. Morgan.

          On March 21, 2000, the court found Morgan's claim to a written contract and claims of fraudulent conveyance toi be legally inadequate. The court gave plaintiff 10 days to amend those claims. Plaintiff failed to do so.

        c.  Pfannebecker, et al. vs. Muller, et al.
            ---------------------------------------

            Los Angeles Superior Case No. BC 195401

          This court action is part of a long-term attempt by plaintiffs to assert a class action securities as under Federal and California law. Over a period of time, the complaint has been aggressively challenged and the allegations of breaches of securities law have been eliminated. The Federal Court case was dismissed. Further, the California court has determined that only plaintiff Nagy may proceed in an effort to have a class certified. The putative class (the class that would exist if a motion for class confirmation were approved) is relatively limited. This possible class would consist of all purchasers of common stock of Communications and Entertainment Corp. ("Com Ent"), a predecessor of Registrant, who were shareholders in Com Ent before issuance of Com Ent's 1991, 1992 and 1993 Annual Reports and 10Ks, and who invested after those documents were issued and disseminated. The court defined this as the "First Sub Class". Additionally, Nagy may also seek class certification on behalf of all purchasers of Com Ent stock in private placements completed in November 1991 and March through April 1992 pursuant to uniformly disseminated prospectuses issued in November 1991 and March through April 1992. The court has defined this possible class as the "Second Sub Class". The motion to determine whether a class will in fact be certified must be filed by the plaintiffs on or before July 5, 2000. The hearing on the certification motion is currently set for September 13, 2000.

          In addition to the class action issues, the court has allowed the three plaintiffs, Pfannebecker, Robinson, and Nagy, to proceed with their individual claims to the extent not otherwise barred.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.



ITEM 5.   OTHER INFORMATION.

     The Company is currently in negotiations to acquire the distribution rights for the film Virtue. Virtue is owned indirectly by a company controlled by and affiliated with certain members of management of the Company.

     During the quarter ended March 31, 2000, the Company capitalized, along with another party, a company, domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in PurchasePooling.com, Inc., an internet purchasing aggregation company.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits. None

     Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ODYSSEY PICTURES CORPORATION

                                       By:  /s/ John Foster
                                          ---------------------------
                                                John Foster,President


                                       By:  /s/ Johan Schotte
                                          ---------------------------
                                                Johan Schotte, CEO and Chairman
                                                (Principal Executive &
                                                 Financial Officer)


DATED:  May 15, 2000