Form 10-K
period 2000-06-30
ODYSSEY PICTURES CORP
filed 2000-11-20
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________


                         Commission file number 0-18954


                          Odyssey Pictures Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                             95-4269048
-------------------------------                           ----------------------
(State or other jurisdiction of                              I.R.S. Employer
 incorporation or organization)                           Identification Number)


                1601 Elm Street, Dallas, Texas 75201, Suite 4000
                ------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:  (214) 720-1622

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 25, 2000 was approximately $18,166,047 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

     As of September 25, 2000 there were outstanding 16,545,804 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 2000


                                TABLE OF CONTENTS
                                                                           Page


                                     PART I

Item 1. Business........................................................    1

Item 2. Properties......................................................    9

Item 3. Legal Proceedings...............................................    10

Item 4. Submission of Matters to a Vote of Security Holders.............    13



                                     PART II

Item 5. Market for Registrant's Common Stock and Related
         Stockholder Matters............................................    14

Item 6. Selected Financial Data.........................................    14

Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    15

Item 8. Financial Statements and Supplementary Data.....................    17

Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................    17



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............    17

Item 11. Executive Compensation.........................................    19

Item 12. Security Ownership of Certain Beneficial Owners
          and Management................................................    22

Item 13. Certain Relationships and Related Transactions.................    23



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................    25

Signature ..............................................................    29

                                     PART I

Item 1.  Business
-----------------


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

Mr. Schneider resigned his executive position in September, 1997, and in March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company. At the same time, Mr. Pierre Koshakji was appointed to the Board and elected as President of the Company. Mr. Johan Schotte expanded the Board to include additional independent directors and Messrs. Greenwald and Smith agreed to terminate their existing employment agreements in exchange for revised employment and consulting agreements. In connection with the change in management, an affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of these notes into 667,648 shares of the Company's common stock in April, 1998. The balance of these notes were converted into 176,050 shares of common stock in October, 1998. John Foster became interium President of the Company in January, 2000, and succeeded Mr. Koshakji as full-time President of the Company in July, 2000.

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

Odyssey Sports: Ownership and management of sport teams and entertainment events will be pursued at the minor and major league levels as a means of providing content and avenues of advertising, promotion, and access to business for the entire media company and its clients. It will also be pursued as an opportunity for ancillary revenues through venue management and merchandising. At present, the Company owns a minority interest in a second division professional soccer team located in Sacramento, California.

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


     In March of 2000, the Company formed Odyssey Ventures Online Holding S.A., a Luxembourg corporation ("Odyssey Online"), for the purpose of making investments in various technology-related entities. Odyssey Online's strategy is to invest and co-invest with venture capital and internet management groups, with the interntion of developing products and services related to electronic commerce, content and the distribution thereof. See "Recent Acquisitions" below for a description of investments made by Odyssey Online.


Recent Acquisitions
-------------------

     Since the formation of Odyssey Online in March, 2000, the Company has made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, a web-site based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in

Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In September, 2000, Odyssey Online sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company.

     In April, 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story and is expected to start pre-production in January, 2001. Management of the Company owns an indirect 50% equity interest, through its affiliated companies, in Red Sun Productions, Inc., the production company which owns all rights to the film "HARA."

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

     In September, 1996, the Company reached an agreement with Paramount Pictures, pursuant to which Paramount would cancel the Company's contractual guarantee of $2.7 million in full, in exchange for which the Company agreed to
(i) relinquish all further distribution rights to "Wuthering Heights"; (ii) assign to Paramount all of its rights in any outstanding distribution agreements for the film, and any receivables to be generated therefrom; (iii) guarantee that Paramount would collect a total of $500,000 in sales revenue from existing distribution agreements no later than January 15, 1997. Existing license agreements yielded approximately $420,000 in net revenues prior to January 15, 1997 (of which the Company would have been entitled to retain approximately 20% thereof in commissions). The Company paid $250,000 in net revenues to Paramount and intends to negotiate with Paramount regarding the timing of the remaining $250,000 payment.

     In January, 1997, prior counsel to the Company agreed to exchange a promissory note in the face amount of $70,000 for 120,000 shares of the Company's common stock.

     In February, 1997, the Company completed the sale of 500,000 shares of common stock and 500,000 common stock purchase warrants to four offshore European investors for an aggregate consideration of $375,000. The warrants were exercisable over a three year period (expiring February 25, 2000) at an exercise price of $1.06 per share. One of the investors was Johan Schotte, who was subsequently elected as CEO of the Company in March, 1998. Upon the expiration date, all of the warrants were extended for an additional seven-year period (through February 25, 2007) at the same exercise price of $1.06 per share.

     In April, 1997, Stephen R. Greenwald, Lawrence I. Schneider and Robert Miller, Jr., all directors of the Company, made loans to the company in the amounts of $50,000, $25,000 and $25,000, respectively. Each loan was payable on demand and accrued interest at the rate of 2 points over prime per annum. The notes were secured by a collateral assignment of the Company's 300,000 note receivable from Kinnevik. In consideration of making the loans, the lenders received five-year warrants to purchase shares of common stock of the Company, exercisable at $1.00 per share. Messrs. Schneider and Miller each received

25,000 warrants and Mr. Greenwald received 50,000 warrants as consideration for making the loans to the Company. In addition, two independent unaffiliated third parties made additional $25,000 loans to the Company in June and August, 1997 on the same terms and conditions as the loans made by Mr. Greenwald, Schneider and Miller. In May, 1998, the loans of Mr. Schneider and one of the unaffiliated parties were paid from the proceeds of the Kinnevik receivable. The remaining lenders agreed to a rollover of their loans (aggregating $100,000) against a second Kinnevik receivable and, in consideration, received an additional 50,000 warrants in the aggregate, exercisable at $1.00 per share over a three year period. In September, 1998, all but $25,000 of these loans were repaid from the proceeds of the Kinnevik receivable. The remaining lender, Robert E. Miller, Jr., a director of the Company, agreed to a rollover of his $25,000 loan on an unsecured basis for an additional six month period with interest at the rate of 10% per annum. Thereafter, Mr. Miller agreed to a further six-month extension (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, the issuance of an additional 12,500 common stock purchase warrants at $1.00 per share, and an extension of the expiration date on all warrants issued in connection with his loan to the Company to the year 2004.

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

     The Company received $150,000 in funding from the Augustine Fund, L.P. in July, 1998. In exchange for the financing, the Augustine Fund received a zero coupon $150,000 convertible note as well as up to 150,000 transferable warrants, exercisable at $1.60 per share for a three year period. The note was converted into 300,000 restricted shares of the Company's common stock in March, 2000 at a price of $.50 per share. Augustine and certain Augustine associated parties were also issued a total of 45,000 shares of restricted common stock in connection with the original transaction, and an additional 72,500 shares of restricted common stock were issued to a finder in connection with the conversion of the outstanding note.

     In August, 1998, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price).

     In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum. Thereafter, the lender agreed to a six-month extension on the note (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, and the issuance of 12,500 common stock purchase warrants at $1.00 per share, exercisable through the year 2004.

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

     During the period between September, 1999 and October, 2000, the Company completed two series of private placements to offshore investors, the first of which was completed for an aggregate of 3,000,000 shares of common stock at a purchase price of $.40 per share (resulting in gross proceeds to the Company of $1,200,000), and the second of which was completed for an aggregate of 960,000 shares of common stock at a purchase price of $1.00 per share (resulting in gross proceeds to the Company of $960,000).


Competition
-----------

     The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as major motion picture studios and music companies. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.


Operations
----------

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of September 25, 2000, the Company had two full-time employees, consisting of Mr. Schotte and Mr. John Foster, the CEO and President of the Company, respectively.


Tax Loss Carryforward
---------------------

     The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 2000, there were approximately $32,334,304 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.


Item 2.  Properties
-------------------

     The Company presently conducts its operations out of leased premises at 1601 Elm Street, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company as an accommodation by a company affiliated with Mr. Johan Schotte, the CEO of the Company. Rent expense for each of the fiscal years ended June 30, 2000, 1999 and 1998 was $17,649, $84,939 and $69,002, respectively. (Commencing in January of 2000, the Company has accrued rent expense at the rate of $1,000 per month for the use of office space in Luxembourg which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte).

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

     On or about September 11, 1992, Joseph Duignan brought an action in the Superior Court of New Jersey, Mercer County, entitled Joseph Duignan v. Double Helix Films Limited Partnership No. 1, L.P., Double Helix Films, Inc., Cinecom International Films, Film Gallery, Inc., Stan Wakefield, Jerry Silva, Arthur Altarac and Anthony Tavone (MER-L-4262-92). Jerry Silva, the only defendant who was served, is former Vice Chairman of the Board of Directors of the Company. Mr. Duignan claims that he invested $75,000 to acquire a partnership interest in Double Helix Films Limited Partnership No. 1 and that Mr. Silva forged or caused to be forged his signature on a Subscription Agreement dated July 28, 1986. Mr. Duignan seeks to recover compensatory damages, including but not limited to, his alleged $75,000 investment, punitive damages and attorney's fees. Mr. Silva has answered the complaint and has demanded that the Company indemnify him against any expenses, judgments, and amounts paid in settlement of the action. The Company contends that it is not required to indemnify Mr. Silva because he breached his fiduciary duties to the Company.

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

     On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a Complaint in the Superior Court for the State of California, County of Los Angeles, captioned Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. v. Odyssey Distributors, Ltd. and Does 1 through 100 (No. BC 127790). They allege that Odyssey Distributors, Ltd. (a subsidiary of the Company) collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of "Aunt Julia and the Scriptwriter" and "The Handmaid's Tale." The Complaint alleges claims for breach of contract and breach of fiduciary duty and demands damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996, the Court dismissed the Complaint. In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement, the Company agreed to pay to Generale the sum of $275,000 in complete settlement of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30 and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. The Company and Generale later agreed upon a new payment schedule as follows: $25,000 on or before October 15, 1997 (payment was made); $30,000 on each of April 15, 1998, June 30, 1998, December 31, 1998, June 30,
1999, and December 31, 1999; and $100,000 on June 30, 2000. The Company is in default of this payment schedule. The consequences of not curing a default is the entry of a confession of judgment already executed by the Company for the amount of $275,000. This confession of Judgment is against Odyssey Distributors, Ltd., a wholly owned but non-operating subsidiary of the Company.

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

     In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of
California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. The case was refiled in California state court in August 1998. The Court granted motions to dismiss two of the complaints filed by the Plaintiff, whereupon a third complaint was filed. More recently, a fourth amended complaint has been filed adding claims that the defendants, including the Company, violated provisions of the California Securities Laws. There is no trial date set in this matter. In a related action, Thomas Smith and Norman Muller, former directors of the Company and co-defendants in the Pfannebecker matter, filed an action against the Company in the Los Angeles Superior Court seeking indemnification from the Company in connection with their status as defendants in the Pfannebecker matter. The Company intends to defend this action on the grounds that Messrs. Smith and Muller committed wrongful acts as directors of the Company and failed to comply with various obligations to the Company.

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

     Kahn Brothers Pictures fso Michael Kahn also filed a claim against Down Range Productions, Inc. and the Company with the Writers Guild of America West
(WGA) for unpaid writing services on "Down Range." That claim was settled by the current management for the amount of $15,000 in July 1998.

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

     In April, 1998, an action was commenced against the Company by Siegel & Gale, a provider of brochure materials, seeking payment of $48,695, plus costs, related to work done by Siegel & Gale for the Company. The Company settled this matter in October, 1999 for the amount of $25,000.

     Mr. Ian Jessel entered into a three year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Mr. Jessel's responsibilities included management of the Company's Motion Picture & Television Division. Mr Jessel's compensation was set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. The agreement also provided for a yearly bonus based upon the net profits of the film division and the Company. The Company paid the sum of $50,000 to Mr. Jessel in fiscal 1999 and deferred payment of the balance of the compensation due to him. In June, 1999, Mr. Jessel notified the Company that he was suspending services to the Company for failure to pay his compensation on a timely basis. The Company believes it was justified in deferring certain payments due to Mr. Jessel. Mr. Jessel commenced an action against the Company in November, 1999 in the Los Angeles Superior Court, seeking the salary and other benefits he claims he is entitled to under his three-year employment agreement. The Company intends to vigorously defend the action on several grounds, including Mr. Jessel's breach of his obligations under the agreement. Discovery is ongoing in this matter and a trial date has been set for April 30, 2001.

     Dennis Morgan commenced an action against the Company in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music division to be established by the Company and that such oral agreement was intended to be confirmed in writing but never was. Mr. Morgan brought claims against the Company and others for the purported breach of an oral agreement, purported breach of an implied agreement, fraud and fraudulent conveyances. The Company has served written discovery and is awaiting responses to interrogatories and the production of documents. The Company contends that there was no employment relationship with, nor any monetary commitments to, Mr. Morgan, and that it committed no breach or wrongdoing. No trial date has been set in this matter.


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


                                     Common Stock
                                     ------------
Fiscal 1999
-----------
First Quarter              $.94                      $ .37
Second Quarter              .70                        .26
Third Quarter               .66                        .30
Fourth Quarter              .51                        .25



Fiscal 2000                High                        Low
-----------                ----                        ---
First Quarter             $ .69                      $ .49
Second Quarter             1.11                        .45
Third Quarter              1.19                        .75
Fourth Quarter             1.55                        .94



     As of September 25, 2000, there were approximately 5,542 record holders of the Company's Common Stock.



Item 6. Selected Financial Data (in thousands, except per share data).
----------------------------------------------------------------------

     The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.


                                                                For the Years Ended June 30,
                                                        ----------------------------------------------
                                                        2000     1999      1998     1997      1996
Income Statement Data

Revenues.........................................      $146     $288      $  42      $141     $1,011
Income(loss) from continuing operations..........    (1,208)  (1,388)    (1,119)       69     (4,960)
Income(loss)from discontinued operations.........        --       --         --        --         --

Net income (loss)................................    (1,208)  (1,388)    (1,119)       69     (4,960)


Per Share Data*

Income(loss) from continuing operations..........      (.11)    (.22)      (.25)      .02      (2.17)
Income(loss) from discontinued operations........        --       --         --        --         --
Net income (loss)................................      (.11)    (.22)      (.25)      .02      (2.17)
Cash dividends...................................        --       --         --        --         --
Weighted average shares..........................    11,093    6,459      4,403     2,294      2,284


Balance Sheet Data

Film costs.......................................     4,095    4,378        110       120      1,001
Total assets.....................................     5,936    5,439        675       740      2,448
Indebtedness.....................................     2,869    1,192      1,079       962        562
Shareholders' equity.............................     3,067    2,161     (2,083)   (2,226)    (2,749)

------------------------------------
Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
--------------------------------------------------------------------


Results of Operations

     Years Ended June 30, 2000 and 1999

     Net loss for the year ended June 30, 2000 was due mainly to the fact that the Company did not release any new films. Revenues for the twelve months ended June 30, 2000 decreased to $146,844 compared to $288,430 for the twelve months ended June 30, 1999. No new films became available for delivery during either period, although the company is in post production for one film project recently acquired.

     Costs related to the revenues decreased to $140,580 for the twelve months ended June 30, 2000 as compared to $261,050 for the twelve months ended June 30, 1999. The relative costs are primarily related to acquisition costs associated with a feature film in post production and the exploiting of the Kimon library and Hallmark assets.

     Selling, general and administrative expenses decreased by $145,936 to $1,136,617 for the twelve month period ended June 30, 2000 from $ 1,282,553 for the comparable period ending June 30, 1999. This decrease is primarily due to decreases in personnel, operations overheads and related expenses.

     There was no other income recognized in the twelve-month period ended June 30, 2000 and June 30, 1999.

     Since the change in management control in March of 1998, new management has undertaken several steps to reverse unfavorable results. The company embarked on, and still is in progress with, a recapitalization program with positive results. The Company purchased a feature film, in post production, acquired an equity interest in another company in addition to its acquisitions of the twelve-month period ended June 30, 1999. The Company has also engaged new managerial staff to further assist in its future performance.


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

     Selling, general and administrative expenses increased by $209,419 to $1,282,553 for the twelve-month period ended June 30, 1999 from $1,073,134 for the comparable period ending June 30, 1998. The increase is primarily due to increases in personnel and related expenses.

     There was no other income recognized in the twelve-month period ended June 30, 1999 and June 30, 1998.

     Since the change in management control in March, 1998, new management has embarked on a program to reverse the unfavorable results by taking steps to recapitalize the Company, purchasing film assets, and by acquiring equity interests in two corporations, one of which is the owner of a professional soccer team, and the other of which is a media production company.


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

     At June 30, 2000, the Company held approximately $31,214 of cash.

     In the past fiscal year, management has taken steps to fund the Company's operations primarily through private placements of the Company's common stock with offshore investors.

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

     During the period between September, 1999 and October, 2000, the Company completed two series of private placements to offshore investors, the first of which was completed for an aggregate of 3,000,000 shares of common stock at a purchase price of $.40 per share (resulting in gross proceeds to the Company of $1,200,000), and the second of which was completed for an aggregate of 960,000 shares of common stock at a purchase price of $1.00 per share (resulting in gross proceeds to the Company of $960,000).

Item 8. Financial Statements and Supplementary Data.
-----------------------------------------------------

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.
--------------------------------------------------------

     Reference is made to the Company's Reports on Form 8-K, dated September 24, 1997, and February 13, 1998, with respect to a change in accountants for the Company.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------


     The directors and executive officers of the Company are as follows:


     Name                     Age             Position
     ----                     ---             --------
Johan Schotte                  39              Chairman of the Board
                                               &Chief Executive Officer

John Foster                    47              Director, President

Patrick Speeckaert             53              Director

Jean-Marie Carrara             42              Director

Pierre Koshakji                38              Director, Treasurer



     Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.


Johan Schotte is Founder and Chairman of Media Trust S.A. and Entertainment Education Enterprises Corporation. Mr. Schotte has an extensive background in banking and management, and holds an M.B.A. degree from the University of Dallas in Irving, Texas. Before joining Odyssey in 1998, he served as Managing Director of Rocket Pictures, an international film production and distribution company, for whom he produced the satirical comedy "Cannes Man" in 1996. Mr. Schotte has served as Chairman and CEO of the Company since March, 1998.


John Foster for more than the past five years has been an independent financial consultant, investment analyst and investment banker, specializing in turnaround situations and management restructuring in specific industries such as technology, insurance and the entertainment and communications industry. He has extensive background in information systems and data processing, and is presently a consultant and investment advisor in determining strategies of financing and investments in motion picture projects for investors, distributors and producers. Mr. Foster served as interim President of the Company from January, 2000 through June 2000, and is currently serving as President of the Company.

Patrick Speeckaert for more than the past five years has served as Managing Director of Morrow & Co., Inc. in New York City. Morrow & Co., Inc. is a leading company specializing in advising international corporations with respect to issues involving corporate governance, shareholder relations and solicitations.


Jean-Marie Carrara is an international corporate strategist and technology consultant. His areas of expertise include management of decision information and data transmission safety and expertise in various technologies in the telecommunications, textiles and recycling industries. Mr. Carrara serves as an expert to the International Chamber of Commerce and continues to publish, teach, and lecture at the university level in France. He holds a doctorate degree in pharmacy, advanced degrees in biology, biochemistry and hematology, and advanced degrees in management and finance.


Pierre R. Koshakji is currently the CEO and a Director of Edge Technolgy Group, Inc. (OTC Bulleting Board: EDGE), a company which produces and markets CD-ROM internet-related instructional sports products and is actively engaged in the research and development of new complementary technologies. He is also co-founder, and former President and director of, Entertainment Education Enterprises Corporation (E3 Corporation), an international sports, entertainment, and investment group. E3 Corporation has offices in Dallas, Luxembourg and Los Angeles and has a professional affiliation with the Lamar Hunt group of companies, Unity Hunt. Prior to E3 Corporation, Mr. Koshakji served as Director of Business Development with Unity Hunt/Hunt Sports Enterprises where he evaluated, negotiated, and implemented targeted acquisitions and projects. He played a development role in establishing major league soccer (MLS) and in establishing the two Hunt MLS teams in Columbus, Ohio and in Kansas City, Missouri, and served as Senior Vice-President of Marketing on the Las Vegas domed Stadium project as well as marketing consultant to the San Francisco Giants new ball park at China Basin. Other positions and titles Mr. Koshakji has held during his professional career include Deputy Executive Director of the 1994 World Cup, Dallas Venue, including the responsibility of liaison with the European Broadcast Union and International Broadcast Center, the position of Director at KMPG Management Consulting in the country of Kuwait, and electrical engineer at Chrysler Technologies Airborne Systems. Mr. Koshakji graduated from Vanderbilt University BSEE with honors and received his Masters of Business Administration at Southern Methodist University. Mr. Koshakji served as President of the Company from March, 1998 through February, 2000.


Meetings and Committees of the Board of Directors

     For the fiscal year ended June 30, 2000, there were six meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to in excess of 75% of the meetings (and consents in lieu of meetings) of the Board of Directors during said fiscal year. The Board of Directors does not presently have any standing nominating, audit or compensation committees, the customary functions of such committees being performed by the entire Board of Directors.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2000, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that Messrs. Carrara and Foster did not file Form 3 Reports.

Item 11. Executive Compensation
-------------------------------

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the four most highly compensated executive officers who were executive officers as of June 30, 2000, and other significant employees for whom inclusion in the following table would be required but for the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:


                               Summary Compensation Table


                                      Annual Compensation           Long-Term
                                --------------------------------    Securities
Name and             Fiscal                         Other Annual    Underlying    All Other
Position              Year      Salary     Bonus    Compensation     Options    Compensation
--------              ----      ------     -----    ------------     -------    ------------


Johan Schotte         2000       6,860      --           --             --       161,140(1)
Chief Executive       1999      29,050      --           --             --       138,950(1)
Officer; Chariman     1998       5,000      --           --             --        43,000(1)




Pierre Koshakji       2000         --       --           --             --       114,000(1)
President             1999      36,750      --           --             --       131,250(1)
                      1998       5,000      --           --             --        43,000(1)



John Foster
Interim President     2000      49,250      --           --             --        12,312



(1) Represents deferred compensation which accrued during the fiscal years indicated. Mr.Schotte received $$181,950 in the fiscal year ended June 30, 2000 in respect of the deferred salary for the prior two fiscal years. Mr. Koshakji received $135,310 in the fiscal year ended June 30, 2000 in respect of a portion of the deferred salary for the prior two fiscal years. See "Compensation Arrangements, Termination of Employment and Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and its executive officers.

Options/Stock Appreciation Rights

     The following table provides information with respect to stock options and stock appreciation rights ("SARs") granted to the named executive officers during the fiscal year ended June 30, 2000.



                   Individual Grants(1)
        ----------------------------------------
                   % of Total
        Number of    Options                         Potential Realized Value at
        Securities  Granted to  Exercise             Assumed Annual Rates of
        Underlying  Employees    Price               Stock Price Appreciation
        Options     in Fiscal     Per   Expiration      For Option Terms
        Granted        Year      Share     Date         5%            10%
        -------        ----      -----     ----         --            ---


        None (1)

---------------------------
(1)The foregoing table does not include 500,000 warrants held by an affiliate of Mr. Schotte which were extended in February, 2000 for an additional seven-year period at the original exercise price of $1.06 per share. See "Certain Relationships and Related Transactions."



                  Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table


                                                                    Number of Securities
                                     Underlying Unexercised         Value of Unexercised
                                      Options at Year End           In-the-Money Options
                                      -------------------          ----------------------
                         Shares
                        Acquired       Value
    Name              On Exercise    Realized    Exercisable     Unexercisable    Exercisable
    ----              -----------    --------     ----------     -------------    -----------
Unexercisable
-------------



Johan Schotte(1)          __            __     103,385    __          $ 49,624        __



Pierre Koshakji(1)        __            __     103,385    __          $ 49,624        __



(1) The chart does not include 5,000 stock options for Mr.Schotte, and 1,350 stock options for Mr. Koshakji, in each case issued in connection with personal loans made to the Company. See "Certain Relationships and Related Transactions." The table also does not include warrants held by affiliates of Mr.Schotte. See "Security Ownership of Certain Beneficial Owners and Management."


Director Compensation

     The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements

     In March, 1998, Mr. Stephen Greenwald stepped down as CEO of the Company in connection with a change in control of the Company. In connection with such change of management, Mr. Greenwald terminated his existing employment agreement and entered into a new compensation arrangement with the Company. Mr. Greenwald agreed to serve as managing director of the Company through December 31, 1999, and was to receive the sum of $130,000 during such period in varying monthly payments. In addition, in consideration of terminating his existing employment agreement, Mr. Greenwald was to receive an additional $130,000, also payable in varying monthly amounts during the two-year period ending December 31, 1999. In September, 1999, Mr. Greenwald resigned as a Director of the Company to pursue other interests. He also agreed to settle all outstanding payments due to him under his employment agreement, and to resign as a Managing Director of the Company, in consideration of receiving a settlement payment of $100,000, together with 200,000 shares of restricted common stock.

     In connection with the change in control of the Company in March, 1998, Mr. Ira Smith, a former officer and director of the Company (through S.F.H. Associates, Inc.), agreed to serve in a consulting capacity to the Company for the period from March, 1998 through December 31, 1999. Pursuant to such consulting agreement, Mr. Smith's consulting company was entitled to receive the sum of $160,000 during such period, payable at the rate of $8,000 per month, commencing May, 1998. In addition, in consideration of terminating his then existing employment agreement with the Company, Mr. Smith was entitled to receive an additional $100,000, payable in varying monthly amounts during the term of the consulting agreement. Following a default by the Company under the consulting agreement, Mr. Smith agreed to terminate his consulting agreement with the Company in consideration of receiving a settlement payment of $100,000, together with 200,000 shares of restricted common stock.

In connection with the change of control in the Company in March, 1998, Johan Schotte entered into a two-year employment agreement with the Company, commencing as of January 1, 1998 and continuing through December 31, 1999. Mr. Schotte's compensation was fixed at $150,000 per year during such period. Mr. Koshakji also entered into a two-year employment agreement with the Company at the rate of $150,000 per annum. The agreement with Mr. Schotte was extended for an additional period of one year at the rate of $250,000 per year, and the agreement with Mr. Koshakji was extended for a period of six months at the rate of $5,000 per month. As of June 30, 2000, a substantial portion of the compensation due to Messrs. Smith and Koshakji under their respective agreements was past due for the period from January 1, 1998 through the fiscal year ended June 30, 2000. Mr. Koshakji resigned his position as President of the Company on January 1, 2000 and served as a consultant to the Company through June 30, 2000.

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

     In November, 1998, the Board of Directors of the Company authorized the following bonus incentive compensation package for each of Messrs. Schotte and
Koshakji:


         (I) Warrants: 2% of the Company's total outstanding stock each year, beginning with the fiscal year commencing July 1, 1998, and each year thereafter. Warrants shall be priced at the average bid price for the 10 consecutive trading days preceding the issue date each year, and exercisable at any time following the issue date. Messrs. Schotte and Koshakji were each issued 103,385 warrants as of July 1, 1998 at an exercise price of $.74 per share. Messrs. Schotte and Koshakji each waived their right to receive a warrant bonus for the fiscal year commencing July 1, 1999.

         (II) Performance Bonus: Each year beginning with the fiscal year ending June 30, 1999, and each year thereafter, if the Company's gross revenues increase by 20% or more over the gross revenues of the preceding year, the performance bonus shall be the greater of either 1% of the revenue differential or 2.5% of the EBITDA. No performance bonuses have been awarded under this plan.

         (III) Market Cap Bonus: At the end of each fiscal year, beginning with the fiscal year commencing July 1, 1998, if the Company's market capitalization increases from the preceding year based on the average closing price for the 30 previous consecutive trading days, the market capitalization bonus shall equal 1% of the differential. Messrs. Schotte and Koshakji each waived their right to receive a market cap bonus for the fiscal year commencing July 1, 1999.


     John Foster served as interim President of the Company from January, 2000 through June, 2000 at the rate of $9,850 per month. In July, 2000, he became President of the Company and agreed to a one-year extension of his agreement at the rate of $12,000 per month.


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


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth information concerning ownership of common stock, as of September 25, 2000, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.


Name of                                   Shares                  Percentage of
Beneficial Owner           Status         Beneficially Owned      Class
----------------           ------         ------------------      --------------

Johan Schotte              CEO and          233,385(1)                1.4%
                           Chairman

Lecoutere Finance S.A.      ___           2,012,734(2)               11.8%

Patrick Speeckaert         Director           2,000               Less than 1%

John Foster                Director,          2,000               Less than 1%
                           President

Jean-Marie Carrara         Director           2,000               Less than 1%

Pierre Koshakji            Director,        104,735(3)            Less than 1%
                           Treasurer
All Executive
Officers &
Directors As
A Group (5 Persons)         ___             344,120(4)                2.1%

(1) Includes presently exercisable options to purchase 108,385 shares of common stock; does not include 1,486,134 shares of common stock and 526,600 common stock purchase warrants held by a corporate affiliate of Mr. Schotte, Lecoutere Finance S.A.; also does not include 111,285 shares of common stock and 2660 common stock purchase warrants held by E3 Capital, and 29,537 common stock purchase warrants held by Media Trust S.A., both corporate affiliates of Mr. Schotte. (Mr. Schotte disclaims beneficial ownership of all shares and warrants held by affiliated entities, although based on Mr.Schotte's close business relationship with the other principal shareholders of these entities, there exists the possibility that these shareholders may act in concert with Mr. Schotte with respect to the voting of these shares in the Company).
(2) Includes presently exercisable options to purchase 526,600 shares of common stock. See note (1).
(3) Includes presently exercisable options to purchase 104,735 shares of common stock.
(4) Includes presently exercisable options to purchase 213,120 shares of common stock.



Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

     In April, 1997, Robert E. Miller, Jr.(who resigned as a Director during the fiscal year ended June 30, 2000) made a loan to the Company in the amounts of $25,000. The loan was payable on demand, accrued interest at the rate of 9.25% per annum, and was secured by a collateral assignment of the Company's $300,000 receivable due from Kinnevik. See "Business-Sales of Distribution Rights." In consideration of making the loan, the lender received a five-year warrant to purchase 25,000 shares of common stock of the Company, exercisable at $1.00 per share. Mr. Miller agreed to a rollover of his loan to be paid from the proceeds of a second Kinnevik receivable due in September, 1998. In consideration of the rollover, Mr. Miller received 12,500 warrants, exercisable over a five-year period at $1.00 per share. Mr. Miller's loan was rolled over for a subsequent six month period on an unsecured basis with interest at the rate of 10% per annum. Mr. Miller thereafter agreed to another six-month rollover (through September, 1999), in consideration of which he received an additional 12,500 warrants exercisable over a five-year period at $1.00 per share, an increase in the interest rate on his loan to 12% per annum, and an extension on the expiration date of all warrants issued in connection with his loan to the year 2004. In December, 1999, Mr. Miller converted his $25,000 loan into 57,876 shares of common stock of the Company at a conversion price of approximately $.43 per share.

     In June, 1998, the Company entered into the following related party transactions with E3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji and in which the Company holds a minority interest:
(i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and (ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E3 Sports new Mexico, Inc.). The loan is currently outstanding.

     In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share. The $2,500 loan to Media Trust S.A. is currently outstanding.

     During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds).

     In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action martial arts love story and is expected to start pre-production in January, 2001. Management of the Company owns an indirect 50% equity interest in Red Sun Productions, Inc., a production company which owns all rights to the film "HARA."

     Commencing in January of 2000, the Company has accrued additional rent expense at the rate of $1,000 per month for the use of office space in Luxembourg which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte, the CEO and Chairman of the Company.

     In February, 2000, the maturity date of 500,000 common stock purchase warrants held by Lecoutere Finance S.A. (an affiliate of Mr. Schotte) was extended for an additional seven-year period through February 25, 2007. The warrants were originally issued to Mr. Schotte and other investors in February, 1997 in connection with a capital investment in the Company of $375,000. The warrants were originally scheduled to expire on February 25, 2000. At the time of the original investment, Mr. Schotte was not affiliated with the Company. The warrants will continue to have the same exercise price of $1.06 per share.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------

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

4.3     Form of Common Stock Certificate(1)

4.4     Form of options granted of officers, directors and 5% stockholders(2)

4.5 Form of Warrant issued to purchasers parties to the 1995 Private Placement completed September 30, 1995(5)

4.6 Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30, 1995(5)

4.7 Form of Stock Option Agreement by and between the Company and officers and directors of the Company,for stock options issued in April 1995(5)

4.8 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996(8)

4.9 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald)(7)

4.10 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I.Schneider(7)

4.11 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith(7)

4.12 Form of Common Stock Purchase Warrant by and between the Company and officers, directors,employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997(9)

4.13 Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)

4.14    Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)

4.15 Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)

10.1    1989 Long Term Incentive Plan(1)

10.2 Agreement of Settlement and Release, dated October 2, 1995, by and between Home Box Office,Inc. and Odyssey(5)

10.3 Private Placement Memorandum used in connection with 1995 Private Placement (the "1995 Private Placement Memorandum")(5)

10.4    Supplement to the 1995 Private Placement Memorandum(5)

10.5    Supplement No. 2 to the 1995 Private Placement Memorandum(5)

10.6    Supplement No. 3 to the 1995 Private Placement Memorandum(5)

10.7 Settlement Agreement, dated as of March 31, 1995, by and between the Company, Odyssey, Global Intellicom, Inc., N. Norman Muller, Thomas
          W. Smith, David Mortman, Robert Ferraro, the CECO Shareholders Committee, Lawrence Schneider, Robert E. Miller, Henry Schneider, Robert Hesse,Shane O'Neil, Patrick Haynes, Russell T. Stern, Jr., Thurston Group, Inc., The Insight Fund,L.P. and Lois Muller(3)

10.8 Memorandum of Agreement, dated as of August 24, 1995 between the Company and Multipix Communications, Inc.(4)

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

10.10 Employment Agreement dated October 1, 1995, between the Company and Stephen R. Greenwald(6)

10.11 Employment Agreement dated October 1, 1995, between the Company and Lawrence I. Schneider(6)

10.12 Employment Agreement dated October 1, 1995, between the Company and Ira N. Smith (6)

10.13 Agreement, dated March 6, 1996, between Communications and Entertainment Corp. and its wholly-owned subsidiary, Odyssey Distributors, Ltd.(7)

10.14 Severance and Consulting Agreement, dated March 26, 1996, between the Company and Shane O'Neil,and related modifying agreement dated March 28, 1996(7)

10.15 Management Agreement between the Company and Stephen R. Greenwald, dated March 6, 1996,superseding the Employment Agreement dated October 1, 1995(8)

10.16 Management Agreement between the Company and Lawrence I. Schneider, dated March 6, 1996, superseding the Employment Agreement dated October 1, 1995(8)

10.17 Management Agreement between the Company and Ira N. Smith, dated March 6, 1996, superseding the Employment Agreement dated October 1, 1995(8)

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

10.30   Employment Agreement with Johan Schotte, dated March 2, 1998 (10)

10.31   Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)


10.32 Asset Purchase Agreement between the Company and Kimon Mediabright KB, a Swedish limited partnership, dated July 14, 1998 (10)

10.33   Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)

10.34   Employment Agreement with Ian Jessel, dated December, 1998 (13)

10.35   Settlement Agreement with Stephen Greenwald, dated September, 1999(13)

21.1    Subsidiaries of the Registrant(3)


-----------------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 33-34627.

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

(13) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-18954


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



                                    ODYSSEY PICTURES CORPORATION


Dated: November 17, 2000       By:   /s/ Johan Schotte
                                  -----------------------------
                                       Johan Schotte,
                                       CEO and Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                 Date


/s/ Johan Schotte             CEO and Chairman                      11/17/00
----------------------        (Principal Executive &
    Johan Schotte             Financial Officer)


/s/ John Foster               Director, President                   11/17/00
----------------------
    John Foster


/s/ Jean-Marie Carrara        Director                              11/17/00
----------------------
    Jean-Marie Carrara


/s/ Patrick Speeckaert        Director                              11/17/00
----------------------
    Patrick Speeckaert


/s/ Pierre Koshakji           Director                              11/17/00
----------------------
    Pierre Koshakji