Form 10-Q
period 2000-09-30
ODYSSEY PICTURES CORP
filed 2000-11-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Common Stock, par value $.01 per share 16,545,804 outstanding shares as of September 30, 2000.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page

Part I - Financial Information

Accountant's Report                                                         1

Consolidated Balance Sheets as of                                           2
 September 30, 2000, June 30, 2000, June 30, 1999,
 and June 30, 1998

Consolidated Statements of Operations                                       3
 for the Three Month Periods Ended
 September 30, 2000, 1999 and 1998

Consolidated Statements of Changes In                                       4
 Shareholders' Equity (Deficit) for the
 Year Ended June 30, 2000 and June 30, 1999

Consolidated  Statements  of Cash Flows for the Three                       5-6
 Month  Periods  Ended September  30,  2000
 and 1999 and 1998 and for the fiscal years ended June 30, 2000, 1999, 1998

Notes to Consolidated Financial Statements                                  7

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                              8

Part II - Other Information                                                 9

Signatures                                                                 10

PART 1 - FINANCIAL INFORMATION:


                                  WANT & ENDER
                          Certified Public Accountants
                             386 Park Avenue South
                                   Suite 1618
                               New York, NY 10016


Odyssey Pictures Corporation
Dallas, TX


To the Board of Directors and Stockholders:

We have reviewed the accompanying balance sheet of Odyssey Pictures Corporation as of September 30, 2000 and the related income statement for the three months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Odyssey Pictures Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Want & Ender CPA, P.C.
----------------------------
Want & Ender CPA, P.C.
November 21, 2000



                                       ODYSSEY PICTURES CORPORATION
                                        Consolidated Balance Sheets


                                                                September 30,      June 30,        June 30,       June 30,
Assets                                                               2000            2000            1999           1998
------                                                          -------------  --------------   ------------   ------------

     Cash                                                           $ 11,241        $ 31,215        $ 4,715        $ 4,331
     Accounts receivable, net of allowances
       of $0 and $0                                                  295,517         208,511         81,986          9,500
     Notes receivable                                                153,410         149,296        131,272        100,000
     Film costs, net                                               4,077,078       4,095,824      4,383,629        110,422
     Prepaid expenses and other                                      450,906         450,906        380,906          1,200
     Investments                                                   1,180,416       1,001,100        456,600        450,000
                                                              ---------------  --------------   ------------   ------------

         TOTAL ASSETS                                            $ 6,168,567     $ 5,936,852    $ 5,439,108      $ 675,453
                                                              ===============  ==============   ============   ============

Liabilities and Shareholders' Equity (Deficit)
---------------------------------------------

Liabilities

     Accounts payable and accrued expenses                         $ 819,310       $ 819,038      $ 805,071      $ 865,923
     Accrued wages                                                   797,545         709,545        839,185        457,794
     Accrued interest                                                226,414         226,414        163,198         77,168
     Due to producers and participants                               250,000         250,000        250,000        250,000
     Deferred revenues                                                29,000          29,000         29,000         29,000
     Notes and loans payable                                       1,136,518         835,680      1,192,081      1,079,000
                                                              ---------------  --------------   ------------   ------------

     Total Liabilities                                             3,258,788       2,869,678      3,278,535      2,758,885
                                                              ---------------  --------------   ------------   ------------

     Commitments and contingencies

Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
       Authorized - 10,000,000 shares
       Issued - 500,000 shares                                             -               -         50,000         50,000
     Preferred stock, Series B, par value $.10
       Authorized - 10,000,000 shares
       Issued - 4,500,000 shares                                     450,000         450,000        450,000              -
     Common stock, par value $.01;
       Authorized - 40,000,000 shares
       Issued and outstanding -
       8,284,728 and 5,029,285                                       135,731         135,731         82,847         50,293
     Capital in excess of par value                               34,840,747      34,815,747     32,704,197     27,552,973
     Accumulated deficit                                         (32,516,699)    (32,334,304)   (31,126,471)   (29,736,698)
                                                              ---------------  --------------   ------------   ------------
     Total shareholders' equity (deficit)                          2,909,780       3,067,174      2,160,573     (2,083,432)
                                                              ---------------  --------------   ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $ 6,168,567     $ 5,936,852    $ 5,439,108      $ 675,453
                                                              ===============  ==============   ============   ============




                           The accompanying notes are an integral part of these financial statements.

                                             ODYSSEY PICTURES CORPORATION
                                         Consolidated Statements of Operations


                                                                      For the Three Months Ended September 30,

                                                                    2000                1999                 1998
                                                              -----------------   -----------------    -----------------
Revenue                                                                                        $ -                    0
                                                                       $ 1,431            $ 37,653            $ 143,700
Expenses                                                                                         -                    -
                                                                                                 -                    -
        Costs related to revenues                                       27,621              37,180              126,469
        Selling, general and                                                                     -                    -
          administrative expenses                                      151,950             292,145              331,693
                                                              -----------------   -----------------    -----------------
                                                                       179,571             329,325              458,162
                                                              -----------------   -----------------    -----------------

        Operating income (loss)                                       (178,140)           (291,672)            (314,462)

Other income (expenses)

        Other income                                                         -                   -                    -
        Interest income                                                  6,012               4,348                2,798
        Interest expense                                                (8,755)            (29,132)             (32,241)
        Loss on sale of joint venture interests                              -                   -                    -
        Other income                                                         -                   -                    -
                                                              -----------------   -----------------    -----------------
        Income (loss) from operations
          before provision for income taxes                           (180,883)           (316,456)            (343,905)
        Provision / Benefit for income taxes                                 -                   -                    -
                                                              -----------------   -----------------    -----------------
        NET INCOME (LOSS)                                           $ (180,883)         $ (316,456)          $ (343,905)
                                                              =================   =================    =================


Basic income (loss) per share                                          $ (0.02)            $ (0.04)             $ (0.07)

        Weighted average common
          shares outstanding                                        11,589,301           8,764,728            5,074,285
                                                              =================   =================    =================

Diluted income (loss) per share                                        $ (0.02)            $ (0.04)             $ (0.07)

        Weighted average common
          shares outstanding                                        11,589,301           8,764,728            5,074,285
                                                              =================   =================    =================



                              The accompanying notes are an integral part of these financial statements.

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)


                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 1996               -      $    -            $  -       2,591,242   25,913 $25,911,366  $(28,686,092) (2,748,813)
  Issuance of shares to officers
     in payment of notes                                                      78,948      789      44,211                    45,000
  Re-issue of unexchanged shares
    shares previously cancelled                                               65,825      659        (659)                        -
  Issuance of shares in consideration
     for services rendered                                                    43,500      435      33,665                    34,100
  Sale of shares to equity
     investors                                                               500,000    5,000     370,000                   375,000
  Net income                                                                                                     68,808      68,808
                                    --------  ------- --------- --------   --------- -------- -----------  ------------- -----------

Balances - June 30, 1997               -          -       -       -        3,279,515  $32,796 $26,358,583  $(28,617,284)$(2,225,905)

  Issuance of shares of preferred
     stock to equity investors       500,000   50,000                                             450,000                   500,000
  Issuance of shares of common stock
     in exchange for cancellation
     notes payable and other
     liabilities                                                           1,010,455   10,104     529,235                   539,339
  Issuance of shares of common stock
     to equity investors                                                      66,667      667      49,333                    50,000
  Issuance of shares of stock in
     exchange for cancellation of
     deferred compensation notes                                             667,648    6,676     165,823                   172,499
  Issuance of shares of common stock
     in consideration for service
     rendered                                                                  5,000       50                                    50
  Net loss                                                                                                   (1,119,414) (1,119,414)
                                     -------  ------- --------- --------   --------- -------- -----------  ------------- -----------

Balances - June 30, 1998             500,000  $50,000     -         -      5,029,285  $50,293 $27,552,973  $(29,736,698)$(2,083,432)

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                    45,000      450      19,350                    19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                        4,050,000                 4,500,000
  Issuance of shares to officers in
     payment of notes                                                        830,055    8,301     251,943                   260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                 200,000    2,000      86,000                    88,000
  Issuance of shares in consideration
     for legal services rendered                                             100,000    1,000      39,000                    40,000
  Issuance of shares of common stock
     to equity investors                                                   1,500,000   15,000     425,693                   440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                        50,000      500      16,500                    17,000
  Issuance of shares in consideration
     for services to be rendered                                             181,667    1,816     104,000                   105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                    348,721    3,487     158,738                   162,225
  Net loss                                                                                                   (1,389,773) (1,389,773)
                                    --------  ------- --------- -------- ----------- -------- -----------  ------------- -----------
  Balances - June 30, 1999           500,000  $50,000 4,500,000 $450,000   8,284,728 $ 82,847 $32,704,197  $(31,126,471) $2,160,573

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                 3,000,000   30,000   1,170,000                 1,200,000
  Issuance of shares of common stock
     to equity investors            (500,000) (50,000)                     1,818,700   18,187     946,246                   914,433
  Net loss                                                                                                   (1,207,831) (1,207,831)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,103,428 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    ========  ======= ========= ======== =========== ======== ============ ============= ===========




                                The accompanying notes are an integral part of these financial statements.

                                  ODYSSEY PICTURES CORPORATION
                              Consolidated Statements of Cash Flows


                                                           For the Three Months Ended September 30,

                                                               2000           1999        1998
                                                           --------------  ----------- -----------
Cash Flows From Operating Activities:
     Net income (loss)                                        $ (180,883)  $ (316,456) $ (343,905)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Amortization of film costs                                25,746       34,081      71,100
        Additions to film costs                                    1,875            -           -
        Other depreciation and amortization                       (1,511)           -           -
        Issuance of shares of common stock in consideration                         -           -
          for services rendered                                        -            -           -

     Changes in assets and liabilities:

        Accounts receivable, net                                 (65,006)           -     (68,436)
        Notes receivable and advances                                          (4,348)     (3,037)
        Prepaid expenses and other                               (21,728)           -         (96)
        Accounts payable and accrued expenses                    300,838       (5,535)    142,666
        Due to producers and participants                              -            -           -
        Deferred revenues                                              -            -           -
        Accrued wages                                             88,000            -           -
        Accrued interest                                          (5,989)           -           -
                                                           --------------  ----------- -----------

           Net cash used in operating activities                 141,342     (292,258)   (201,708)
                                                           --------------  ----------- -----------

Cash Flows From Investing Activities:
     Purchase of stock in E-3 Sports New Mexico, Inc.                  -            -           -
     Acquisition of fixed assets (Purchase Pooling)               44,500            -           -
        Acquisition activity of Odyssey Pictures for
           Feature Films                                           7,000            -           -
     Acquisition Activity of Odyssey Ventures Online            (223,816)           -           -
                                                           --------------  ----------- -----------
           Net cash used in investing activities                (186,316)           -           -
                                                           --------------  ----------- -----------

Cash Flows From Financing Activities:
     Payment of note payable in settlement of
       Generale Bank litigation                                        -            -           -
     Net proceeds from private placement sale
       of common stock                                                 -      (16,448)      8,767
     Net proceeds/payments - notes and loans payable                   -      467,944           -
     Issuance of shares of preferred stock to
        equity investors                                               -            -           -
     Issuance of shares of common stock to
        equity investors                                          25,000            -           -
                                                           --------------  ----------- -----------

     Net cash provided by financing activities                    25,000      451,496       8,767
                                                           --------------  ----------- -----------

     Net increase (decrease) in cash                             (19,974)     159,238       4,436
                                                           --------------  ----------- -----------
     Cash at beginning of period                                  31,215        4,715       4,331
                                                           --------------  ----------- -----------
     Cash at end of period                                        11,241      163,953     $ 8,767
                                                           ==============  =========== ===========



                The accompanying notes are an integral part of these financial statements.

                                              ODYSSEY PICTURES CORPORATION
                                          Consolidated Statements of Cash Flows


                                                                                 For the Years Ended June 30,
                                                                       2000          1999           1998         1997
                                                                   ------------- -------------  ------------- ------------
Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

      Issuance of shares of preferred stock for purchase of
          Kimon film library and other assets                                      $4,500,000
                                                                                 =============
      Issuance of shares in consideration for services
          rendered and to be rendered                                              $  250,816      $      50     $ 34,100
                                                                                 =============  ============= ============
      Issuance of shares of common stock in full satisfaction
          of loans and accrued interest                                            $  162,225      $ 539,338
                                                                                 =============  =============
      Issuance of shares of common stock as partial
          consideration for loans made to company                                  $   19,800
                                                                                 =============
      Issuance of shares to officers in payment of notes
          in 2000 (1999) and deferred compensation
          (1998 and 1997)                                             $ 252,187    $  260,244      $ 172,499     $ 45,000
                                                                   ============= =============  ============= ============
      Issuance of note payable to purchase stock in
          E-3 Sports New Mexico, Inc.                                                              $ 135,000
                                                                                                =============
      Issuance of note payable to purchase stock in
          Media Trust S.A.                                                                         $ 315,000
                                                                                                =============

Cash paid during the year for:

      Interest                                                        $       -    $        -      $  18,476     $ 48,240
                                                                   ============= =============  ============= ============

      Income taxes                                                    $       -    $        -      $       -     $      -
                                                                   ============= =============  ============= ============





                               The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements

1.   Basis of Financial Statement Preparation

     The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 2000.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2000, (b) the results of operations for the three month periods ended September 30, 2000 and 1999 (c) cash flows for the three month periods ended September 30, 2000 and 1999 and (d) statements of changes in shareholders' equity (deficit) for the year ended June 30, 2000 and June 30, 1999 and the three month period ended September 30, 2000.

2.   Sale of Valuation Key for Company Preferred Stock

     In December 1999 , the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998. Certain of Kimon's assets were acquired in consideration of such an exchange, and the Company is now in the process of completing a stock purchase of an internet company, a subsidiary of Kimon, of which the Company will own 100%.

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

4.   Private Placement

     During  the  quarter  ended   September  30,  2000,   the  Company   raised
approximately $400,000 in a Private Placement of the Company's Common Stock for $ 1.00 per share.

5.   Agreements to Satisfy Certain Liabilities through Issuances of Common Stock

     During the quarter ended September 30, 1999, the Company has agreed to satisfy its Augustine Note Payable in the amount of $150,000 by issuing 300,000 shares of Common Stock.

6. Also during the quarter ended September 30, 1999, the Company satisfied all of its liability for accrued wages to two individuals through the agreement to pay $100,000 to each individual (one such amount was paid by September 30, 1999 and the other was paid in June of 2000). There was an issuance of 200,000 shares of Common Stock to each individual.

7.   Establishment of New Majority Owned Subsidiary

     During the quarter ended June 30, 2000, the Company capitalized, along with another party, a company, domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in PurchasePooling.com, Inc., an internet purchasing aggregation company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Three Months Ended September 30, 2000 and 1999

     Revenues for the three months ended September 30, 2000 decreased to $ 1,431 from $37,653 and $143,700 for the comparable three month periods ended September 30, 1999 and 1998. This decrease is due to less aggressive exploitation of the film library and more activity in the acquisition of additional film product.

     Costs related to revenues decreased to $ (27,621) respectively for the three month periods ended September 30, 2000 from $ (37,180) and $ (126,469) for the comparable three months ended September 30, 1999 and 1998. This decrease is due to less aggressive exploitation of the film library and no deliveries having been made.

     Selling, general and administrative expenses decreased by $ 140,195 to $ 151,950 for the three month period ended September 30, 2000, from $ 292,145 for the comparable 1999 period and $331,693 for the same period ended September 30, 1998. This is primarily due to efforts by management to streamline the Company's operations and overhead expenses.

     Interest expense decreased to $ 8,755 for the three month period ended September 30, 2000, from $29,132 and $32,241 for the comparable 1999 nine and 1998 three month periods. This is due to the payoff of loans and conversion of certain notes payable into shares of Company Common Stock during fiscal year 2000 resulting in a lower average outstanding aggregate balance of notes payable and resulting in reduced interest expense.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 2000, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $32,500,000, expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 2000, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At September 30, 2000, the Company held $ 11,241 of cash.

     The Company had no material commitments for capital expenditures as of September 30, 2000.

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

     a. Plaintiff alleges unspecified damages for alleged breach of oral contract, breach of written contract, breach of implied contract, fraud, and negligent misrepresentation of conveyance. The action has been served and the company intends to file a demurrer to the Complaint. The company advises that Mr. Morgan was not an employee of the company and there are substantial defenses to the action.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5. OTHER INFORMATION.

     The Company is currently in negotiations to acquire the distribution rights for the film Virtue. Virtue is owned indirectly by a company controlled by and affiliated with certain members of management of the Company. The Company had acquired the rights to a feature film entitled Camera which is in post production and is scheduled for release in early 2001.

     During the quarter ended June 30, 2000, and upon the approval of the Board of Directors, the Company capitalized, along with another party, a company domiciled in Luxembourg under the name Odyssey Ventures Online Holding, S.A.
(OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in
PurchasePooling.com, Inc., an internet purchasing aggregation company. OVO continues to seek additional similar investments for expansion of its media activities.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits. None

     Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ODYSSEY PICTURES CORPORATION



                              By: /s/ John Foster
                              ---------------------
                                      John Foster
                                      President


                             By: /s/ Johan Schotte
                             ----------------------
                                     Johan Schotte
                                     CEO and Chairman
                                     Principal Executive &
                                     Financial Officer)


DATED:  November 20, 2000