Form 10-Q
period 2000-12-31
ODYSSEY PICTURES CORP
filed 2001-02-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


              16910 Dallas Parkway, Suite 104, Dallas, Texas 775287
              -----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No., including area code (972)818-7990, Fax (972)818-7998


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirement for at least the past 90 days. Yes (X) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share 16,545,804 outstanding shares as of December 31, 2000.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page

Part I - Financial Information

Accountant's Report                                                         1

Consolidated Balance Sheets as of                                           2
 December 31, 2000, June 30, 2000, June 30, 1999,
 and June 30, 1998

Consolidated Statements of Operations                                       3
 for the Three Month Periods Ended
 December 31, 2000, 1999 and 1998

Consolidated Statements of Operations                                       3
 for the Six  Month Periods Ended
 December 31, 2000, 1999 and 1998

Consolidated Statements of Changes In                                       4
 Shareholders' Equity (Deficit) for the
 Period Ended June 30, 2000

Consolidated  Statements  of Cash Flows for the Six                         5-6
 Month  Periods  Ended December 31,  2000
 and 1999 and 1998

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


/s/ Want & Ender CPA, P.C.
----------------------------
Want & Ender CPA, P.C.
February 21, 2000


                                       ODYSSEY PICTURES CORPORATION
                                        Consolidated Balance Sheets


                                                                 December 31,      June 30,        June 30,       June 30,
Assets                                                               2000            2000            1999           1998
------                                                          -------------  --------------   ------------   ------------

     Cash                                                           $  4,450        $ 31,215        $ 4,715        $ 4,331
     Accounts receivable, net of allowances
       of $0 and $0                                                  327,526         208,511         81,986          9,500
     Notes receivable                                                155,051         149,296        131,272        100,000
     Film costs, net                                               4,051,332       4,095,824      4,383,629        110,422
     Prepaid expenses and other                                      493,906         450,906        380,906          1,200
     Investments                                                   1,198,742       1,001,100        456,600        450,000
                                                              ---------------  --------------   ------------   ------------

         TOTAL ASSETS                                            $ 6,231,007     $ 5,936,852    $ 5,439,108      $ 675,453
                                                              ===============  ==============   ============   ============

Liabilities and Shareholders' Equity (Deficit)
---------------------------------------------

Liabilities

     Accounts payable and accrued expenses                         $ 805,424       $ 819,038      $ 805,071      $ 865,923
     Accrued wages                                                   856,545         709,545        839,185        457,794
     Accrued interest                                                235,169         226,414        163,198         77,168
     Due to producers and participants                               250,000         250,000        250,000        250,000
     Deferred revenues                                                29,000          29,000         29,000         29,000
     Notes and loans payable                                         927,832         835,680      1,192,081      1,079,000
                                                              ---------------  --------------   ------------   ------------

     Total Liabilities                                             3,103,971       2,869,678      3,278,535      2,758,885
                                                              ---------------  --------------   ------------   ------------

     Commitments and contingencies

Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
       Authorized - 10,000,000 shares
       Issued - 500,000 shares                                             -               -         50,000         50,000
     Preferred stock, Series B, par value $.10
       Authorized - 10,000,000 shares
       Issued - 4,500,000 shares                                     450,000         450,000        450,000              -
     Common stock, par value $.01;
       Authorized - 40,000,000 shares
       Issued and outstanding -
       16,925,804 and 13,103,428 and
       8, 284,728 and 5,029,285                                      135,731         135,731         82,847         50,293
     Capital in excess of par value                               35,220,747      34,815,747     32,704,197     27,552,973
     Accumulated deficit                                         (32,679,442)    (32,334,304)   (31,126,471)   (29,736,698)
                                                              ---------------  --------------   ------------   ------------
     Total shareholders' equity (deficit)                          3,127,036       3,067,174      2,160,573     (2,083,432)
                                                              ---------------  --------------   ------------   ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)    $ 6,231,007     $ 5,936,852    $ 5,439,108      $ 675,453
                                                              ===============  ==============   ============   ============




                           The accompanying notes are an integral part of these financial statements.

                                             ODYSSEY PICTURES CORPORATION
                                         Consolidated Statements of Operations


                                                            For the Three Months Ended December 31:
                                                                 2000          1999          1998
                                                             ------------  -----------   -----------
Revenue
                                                                $      -     $ 23,599      $ 64,679
Expenses

      Costs related to revenues                                   24,795       45,208        62,571
      Selling, general and
        administrative expenses                                  130,835      289,124       301,449
                                                             ------------  -----------   -----------
                                                                 155,630      334,332       364,020
                                                             ------------  -----------   -----------

          Operating income (loss)                               (155,630)    (310,733)     (299,341)

Other income (expenses)

      Other income                                                    -
      Interest income                                              1,641        4,348         3,890
      Interest expense                                            (8,755)     (30,243)      (43,577)
      Loss on sale of joint venture interests                         -            -
      Other income                                                    -
                                                             ------------  -----------   -----------

      Income (loss) from operations
        before provision for income taxes                       (162,744)    (336,628)     (339,028)
      Provision / Benefit for income taxes                            -            -             -

      NET INCOME (LOSS)                                       $ (162,744)  $ (336,628)   $ (339,028)
                                                             ============  ===========   ===========


Basic income (loss) per share                                    $ (0.01)     $ (0.03)      $ (0.06)

      Weighted average common
      shares outstanding                                      11,720,135    9,914,018    59,796,813
                                                             ============  ===========   ===========

Diluted income (loss) per share                                  $ (0.01)     $ (0.03)      $ (0.06)

      Weighted average common
      shares outstanding                                      11,720,135    9,914,018     5,976,813
                                                            ============   ===========   ===========


                The accompanying notes are an integral part of these financial statements.

                                             ODYSSEY PICTURES CORPORATION
                                         Consolidated Statements of Operations


                                                         For the Six Months Ended December 31:

                                                            2000         1999         1998
                                                        -----------   ----------   ----------
Revenue
                                                           $ 1,431     $ 61,252    $ 208,379
Expenses

      Costs related to revenues                             54,291       82,388      189,040
      Selling, general and
        administrative expenses                            286,672      581,269      633,142
                                                        -----------   ----------   ----------
                                                           340,963      663,657      822,182
                                                        -----------   ----------   ----------

      Operating income (loss)                             (339,532)    (602,405)    (613,803)

Other income (expenses)

      Other income                                              -            -            -
      Interest income                                       12,001        8,696        6,688
      Interest expense                                     (17,510)     (59,375)     (75,818)
      Loss on sale of joint venture interests                    -            -            -
      Other income
                                                        -----------   ----------   ----------

      Income (loss) from operations
        before provision for income taxes                 (345,042)    (653,084)    (682,933)
      Provision / Benefit for income taxes                       -            -            -

      NET INCOME (LOSS)                                 $ (345,042)   $(653,084)  $ (682,933)
                                                        ===========   ==========   ==========

Basic income (loss) per share                              $ (0.03)     $ (0.07)     $ (0.11)

      Weighted average common
      shares outstanding                                11,589,301    9,312,707    5,976,813
                                                        ===========   ==========   ==========

Diluted income (loss) per share                            $ (0.03)     $ (0.07)     $ (0.11)

      Weighted average common
      shares outstanding                                11,589,301    9,312,707    5,976,813
                                                        ===========   ==========   ==========



                The accompanying notes are an integral part of these financial statements.

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)


                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 1996               -      $    -            $  -       2,591,242   25,913 $25,911,366  $(28,686,092) (2,748,813)
  Issuance of shares to officers
     in payment of notes                                                      78,948      789      44,211                    45,000
  Re-issue of unexchanged shares
    shares previously cancelled                                               65,825      659        (659)                        -
  Issuance of shares in consideration
     for services rendered                                                    43,500      435      33,665                    34,100
  Sale of shares to equity
     investors                                                               500,000    5,000     370,000                   375,000
  Net income                                                                                                     68,808      68,808
                                    --------  ------- --------- --------   --------- -------- -----------  ------------- -----------

Balances - June 30, 1997               -          -       -       -        3,279,515  $32,796 $26,358,583  $(28,617,284)$(2,225,905)

  Issuance of shares of preferred
     stock to equity investors       500,000   50,000                                             450,000                   500,000
  Issuance of shares of common stock
     in exchange for cancellation
     notes payable and other
     liabilities                                                           1,010,455   10,104     529,235                   539,339
  Issuance of shares of common stock
     to equity investors                                                      66,667      667      49,333                    50,000
  Issuance of shares of stock in
     exchange for cancellation of
     deferred compensation notes                                             667,648    6,676     165,823                   172,499
  Issuance of shares of common stock
     in consideration for service
     rendered                                                                  5,000       50                                    50
  Net loss                                                                                                   (1,119,414) (1,119,414)
                                     -------  ------- --------- --------   --------- -------- -----------  ------------- -----------

Balances - June 30, 1998             500,000  $50,000     -         -      5,029,285  $50,293 $27,552,973  $(29,736,698)$(2,083,432)

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                    45,000      450      19,350                    19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                        4,050,000                 4,500,000
  Issuance of shares to officers in
     payment of notes                                                        830,055    8,301     251,943                   260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                 200,000    2,000      86,000                    88,000
  Issuance of shares in consideration
     for legal services rendered                                             100,000    1,000      39,000                    40,000
  Issuance of shares of common stock
     to equity investors                                                   1,500,000   15,000     425,693                   440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                        50,000      500      16,500                    17,000
  Issuance of shares in consideration
     for services to be rendered                                             181,667    1,816     104,000                   105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                    348,721    3,487     158,738                   162,225
  Net loss                                                                                                   (1,389,773) (1,389,773)
                                    --------  ------- --------- -------- ----------- -------- -----------  ------------- -----------
  Balances - June 30, 1999           500,000  $50,000 4,500,000 $450,000   8,284,728 $ 82,847 $32,704,197  $(31,126,471) $2,160,573

  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                 3,000,000   30,000   1,170,000                 1,200,000
  Issuance of shares of common stock
     to equity investors            (500,000) (50,000)                     1,818,700   18,187     946,246                   914,433
  Net loss                                                                                                   (1,207,831) (1,207,831)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,103,428 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------




                                The accompanying notes are an integral part of these financial statements.

                                  ODYSSEY PICTURES CORPORATION
                              Consolidated Statements of Cash Flows


                                                           For the Six Months Ended December 31,

                                                               2000           1999        1998
                                                           --------------  ----------- -----------
Cash Flows From Operating Activities:
     Net income (loss)                                        $ (345,042)  $ (653,084) $ (682,933)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Amortization of film costs                                51,492       63,160     109,811
        Additions to film costs                                   (7,000)          -           -
        Other depreciation and amortization                            -       49,656     164,800
        Issuance of shares of common stock in consideration                        -           -
          for services rendered                                        -           -           -

     Changes in assets and liabilities:

        Accounts receivable, net                                 (97,015)     (12,301)      1,983
        Notes receivable and advances                             (8,228)      (8,696)          -
        Prepaid expenses and other                               (43,000)     202,552      (7,279)
        Accounts payable and accrued expenses                     (7,545)     (45,000)          -
        Due to producers and participants                              -            -           -
        Deferred revenues                                              -            -           -
        Accrued wages                                            147,000            -           -
        Accrued interest/Intercompany                            (22,000)           -           -
                                                           --------------  ----------- -----------

           Net cash used in operating activities                (331,338)     (403,713)  (413,618)
                                                           --------------  ----------- -----------

Cash Flows From Investing Activities:
     Purchase of stock in E-3 Sports New Mexico, Inc.                  -            -           -
     Acquisition of fixed assets (Purchase Pooling)               44,500            -           -
        Acquisition activity of Odyssey Pictures for
           Feature Films                                               -            -           -
     Acquisition Activity of Odyssey Ventures Online            (242,142)           -           -
                                                           --------------  ----------- -----------
           Net cash used in investing activities                (197,642)           -           -
                                                           --------------  ----------- -----------

Cash Flows From Financing Activities:
     Payment of note payable in settlement of
       Generale Bank litigation                                        -            -           -
     Net proceeds from private placement sale
       of common stock                                                 -            -           -
     Net proceeds/payments - notes and loans payable             100,907      (94,722)     230,449
     Issuance of shares of preferred stock to
        equity investors                                               -      504,944      187,500
     Issuance of shares of common stock to
        equity investors                                         405,000            -           -
                                                           --------------  ----------- -----------

     Net cash provided by financing activities                   505,907      410,222     417,949
                                                           --------------  ----------- -----------

     Net increase (decrease) in cash                             (23,072)       6,509       4,331
                                                           --------------  ----------- -----------
     Cash at beginning of period                                  27,522        4,715       1,468
                                                           --------------  ----------- -----------
     Cash at end of period                                         4,450       11,224       5,799
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

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 2000, (b) the results of operations for the six and three month periods ended December 31, 2000 and 1999 (c) cash flows for the six month periods ended December 31, 2000 and 1999 and (d) statements of changes in shareholders' equity (deficit) for the Six Month Period ended December 31, 2000 and 1999

2.   Sale of Valuation Key for Company Preferred Stock

     In December 1999, the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998. Certain of Kimon's assets were acquired in consideration of such an exchange, and the Company is now in the process of completing a stock purchase of an internet company, a subsidiary of Kimon, of which the Company will own 100%. The Company now is in a development process with Kimon in order to 1) enhance the Company's Internet capabilities to all international buyers and 2) develop direct sales and licensing effort in order to exploit is library of films.

3.   Litigation - Accrued Wages

     Included in accrued wages is a contingent amount for Ian Jessel, the former CEO of the film division of the Company. Mr. Jessel brought suit against the Company on November 9, 1999, in the Los Angeles Superior Court, State of California. The matter is styled Ian Jessel v. Odyssey Pictures Corp. In the suit, the Plaintiff alleges breach of employment contract, fraud, and fraudulent conveyance. An Answer to the lawsuit has been filed and discovery is underway. The Plaintiff seeks unspecified compensatory damages. Management of the Company believes that there are substantial defenses to this action. In December of 2000, management requested mediation talks to begin and has made efforts to settle the ongoing litigation matters. A settlement has been reached and is in final stages of completion. All settlement discussion and offers have been reserved and are within the reserved amount(s).

4.   Private Placement

     During  the  quarter   ended   December  31,  2000,   the  Company   raised
approximately $380,000 in a Private Placement of the Company's Common Stock for $ 1.00 per share.

5. During the quarter ended December 31, 1999, the Company satisfied all of its liability for accrued wages to two individuals through the agreement to pay $100,000 to each individual (one such amount was paid by December 31, 1999 and the other was paid in June of 2000). There was an issuance of 200,000 shares of Common Stock to each individual. As these issues have since been satisfied, accrued wages now consist only of reserves for settlement, as previously mentioned, and present CEO salaries.

6.   Establishment of New Majority Owned Subsidiary

     During the quarter ended June 30, 2000, the Company capitalized, along with another party, a company, domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in PurchasePooling.com, Inc., an internet purchasing aggregation company. OVO has also embarked on additional investments into two other companies. These companies are: Webtelemarketing and Moneecard. Results of the recent activities are included in the consolidated Balance sheet of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Six and three months Ended December 31, 2000 and 1999

     Revenues for the six and three months ended December 31, 2000 decreased to $ 1,431 and $ -0- respectively from $61,252 and $23,599 for the comparable six and three month periods ended December 31, 1999 and $208,379 and $64,679 for the same periods in 1998. This decrease is due to less aggressive exploitation of the film library and more activity in the acquisition of additional film product, one of which is in its final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively.

     Costs related to revenues decreased to $ (54,2291) and $ (24,795) respectively for the six and three month periods ended December 31, 2000 from $ (82,388) and $ (45,208) for the comparable six and three months ended December 31, 1999 and $ (189,040) and $ (62,571) in 1998. This decrease is due to less aggressive exploitation of the film library and no deliveries having been made. In addition, the library is being depreciated on a consistent basis, without activity in sales, which also effects the cost to revenue activity.

     Selling, general and administrative expenses decreased by $ 286,672 to $ 130,835 for the six and three month period ended December 31, 2000, from $ 581,269 and $ 289,124 for the comparable 1999 six and three month period and $ 633,142 and $ 301,449 for the same period ended December 31, 1998. This is primarily due to effective efforts by management to streamline the Company's operations and overhead expenses.

     Interest expense decreased to $ 17,510 and $ 8,755 for the six and three month period ended December 31, 2000, from $ 59,375 and $ 30,243 for the comparable ix and three month period ending December 31, 1999 and $ 75,818 and $ 43,577 in the same six and three month periods for 1998. This is due to the payoff of loans and conversion of certain notes payable into shares of Company Common Stock during fiscal year 2000 resulting in a lower average outstanding aggregate balance of notes payable and resulting in reduced interest expense.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 2000, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $32,670,000, expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 2000, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources

At December 31, 2000, the Company held $ 4,450 of cash.

     The Company had no material commitments for capital expenditures as of December 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Lawsuit - Ian Jessel v. Odyssey Pictures Corp., Johan Schotte and Does 1 through 5 - Los Angeles Superior Court, State of California - Filed November 9, 1999.

     a.   Complaint  for  alleged  breach  of  employment  contract,  fraud  and fraudulent conveyance - Plaintiff alleges breach of an employment contact. An Answer to the lawsuit has been filed and discovery is underway. Plaintiff seeks unspecified compensatory damages. The company has advised that there are substantial defenses to this action. IN December of 2000, the Company advised that it was going into mediation talks for a settlement, which was later entered into and accepted in February of 2001.


     Lawsuit - Dennis Morgan v. Odyssey  Pictures  Corp.,  Johan Schotte,  Johan
Schotte Productions, Inc., Red Sun Productions, Inc., Matrusa Corp., Media Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 1999, Los Angeles Superior Court, State of California.

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

     During the quarter ended June 30, 2000, and upon the approval of the Board of Directors, the Company capitalized, along with another party, a company domiciled in Luxembourg under the name Odyssey Ventures Online Holding, S.A.
(OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in
PurchasePooling.com, Inc., an internet purchasing aggregation company. OVO continues to seek additional similar investments for expansion of its media activities, one of which is Webtelemarketing, an internet placement company, and another service entity entitled "Moneecard" which is in progress.


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


DATED:  February 21, 2000