Form 10-Q
period 2001-03-31
ODYSSEY PICTURES CORP
filed 2001-06-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001

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

        16910 DALLAS  PARKWAY,  SUITE 104,  DALLAS, TEXAS         775287
              Address of Principal Executive Offices)           (Zip Code)

 Registrant's Telephone No., including area code (972)818-7990 FAX (972)818-7829

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

Common Stock, par value $.01 per share 21,467,043 outstanding shares as of March 31, 2001.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                      Page
                                                                      ----

Part I - Financial Information

Consolidated Balance Sheets as of                                     F-3
 March 31, 2001, June 30, 2000, 1999 and 1998

Consolidated Statements of Operations                                 F-4
 for the Nine and Three Month Periods Ended
 March 31, 2001, 1999 and 1998

Consolidated Statements of Changes In                                 F-5
 Shareholders' Equity (Deficit) for the
 Nine Month Period Ended March 31, 2001

Consolidated  Statements of Cash Flows F-6 for the Nine Month
 Periods Ended March 31, 2001 and 1999 and 1998                       F-7

Notes to Consolidated Financial Statements                            F-8 - F-14

Management's Discussion and Analysis of
 Financial Condition and Results of Operations                        3-6

Part II - Other Information                                           7-8

Signatures                                                            9

Part I - Financial Information


                                  Want & Ender
                          Certified Public Accountants
                              386 Park Avenue South
                                   Suite 1618
                               New York, NY 10016


Odyssey Pictures Corporation
Dallas, Texas

To the Board of Directors and Stockholders:

We have reviewed the accompanying balance sheet of Odyssey Pictures Corporation as of March 31, 2001 and the related income statement for the nine and three months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Odyssey Pictures Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is an expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/S/ Want & Ender CPA, P.C.
--------------------------
Want & Ender CPA, P.C.
June 26, 2001

                          ODYSSEY PICTURES CORPORATION
                           Consolidated Balance Sheets

                                                                  March           June 30,        June 30,        June 30,
                                                                   2001             2000            1999            1998
                                                                ------------    ------------    ------------    ------------
Assets

   Cash                                                         $      1,275    $     31,215    $      4,715    $      4,331
   Accounts receivable, net of allowances
   of $0 and $0                                                      373,257         208,511          81,986           9,500
   Notes receivable                                                  155,051         149,296         131,272         100,000
   Film costs, net                                                 4,051,332       4,095,824       4,383,629         110,422
   Prepaid expenses and other                                        493,906         450,906         380,906           1,200
   Investments                                                     1,198,742       1,001,100         456,600         450,000
                                                                ------------    ------------    ------------    ------------

         TOTAL ASSETS                                           $  6,273,562    $  5,936,852    $  5,439,108    $    675,453
                                                                ============    ============    ============    ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

   Accounts payable and accrued expenses                        $  1,117,010    $    819,038    $    805,071    $    865,923
   Accrued wages                                                     404,545         709,545         839,185         457,794
   Accrued interest                                                  235,169         226,414         163,198          77,168
   Due to producers and participants                                 250,000         250,000         250,000         250,000
   Deferred revenues                                                  29,000          29,000          29,000          29,000
   Notes and loans payable                                         1,340,963         835,680       1,192,081       1,079,000
                                                                ------------    ------------    ------------    ------------

   Total Liabilities                                               3,376,688       2,869,678       3,278,535       2,758,885
                                                                ------------    ------------    ------------    ------------

   Commitments and contingencies

Shareholders' Equity (Deficit)

   Preferred stock, Series A, par value $.10;
   Authorized - 10,000,000 shares
   Issued - 0 shares                                                      --               0          50,000          50,000
   Preferred stock, Series B, par value $.10
   Authorized - 10,000,000 shares
   Issued - 0 shares                                                      --         450,000         450,000
   Common stock, par value $.01;
   Authorized - 40,000,000 shares
   Issued and outstanding -
          21,467,043 (Current), and 16,925,804 (2000), and           135,731         135,731          82,847          50,293
          8,284,728 (1999) and 5,029,285 (1998)                   35,592,406      34,815,747      32,704,197      27,552,973
   Accumulated deficit                                           (32,831,262)    (32,334,304)    (31,126,471)    (29,736,698)
                                                                ------------    ------------    ------------    ------------
   Total shareholders' equity (deficit)                            2,896,875       3,067,174       2,160,573      (2,083,432)
                                                                ------------    ------------    ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)   $  6,273,563    $  5,936,852    $  5,439,108    $    675,453
                                                                ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                      Consolidated Statements of Operations


                                               For the Three Months Ended March 31:         For the Nine Months Ended March 31:

                                                2001           2000           1999           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------   ------------
Revenue                                     $      2,275   $     25,180   $     37,390   $      3,706   $     86,432   $    245,769

Expenses

   Costs related to revenues                          --         35,746         28,522         54,291        118,134        217,562
   Selling, general and
   administrative expenses                       145,436        196,854        297,561        432,108        778,123        930,703
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                 145,436        232,600        326,083        486,399        896,257      1,148,265
                                            ------------   ------------   ------------   ------------   ------------   ------------

   Operating income (loss)                      (143,160)      (207,420)      (288,693)      (482,693)      (809,825)      (902,496)

Other income (expenses)

   Other income                                       --                                           --             --             --
   Interest income                                    --            286         12,001          8,982             --
   Interest expense                               (8,755)       (21,845)       (35,279)       (17,510)       (81,220)      (111,097)
   Loss on sale of joint venture
     interests                                        --             --                            --             --         10,772
   Other income                                       --                         4,084
                                            ------------   ------------   ------------   ------------   ------------   ------------

   Income (loss) from operations
   before provision for income taxes            (151,915)      (228,979)      (319,888)      (488,202)      (882,063)    (1,002,821)
   Provision / Benefit for income taxes               --             --             --             --             --             --

       NET INCOME (LOSS)                    $   (151,915)  $   (228,979)  $   (319,888)  $   (488,202)  $   (882,063)  $ (1,002,821)
                                            ============   ============   ============   ============   ============   ============

Basic income (loss) per share                      (0.01)  $      (0.02)  $      (0.05)  $      (0.04)  $      (0.08)  $      (0.16)

   Weighted average common
   shares outstanding                         12,403,675     11,912,601      6,327,655     12,403,675     10,928,873      6,327,655
                                            ============   ============   ============   ============   ============   ============

Diluted income (loss) per share             $      (0.01)  $      (0.02)  $      (0.05)  $      (0.04)  $      (0.08)  $      (0.16)

   Weighted average common
   shares outstanding                         12,403,675     11,912,601      6,327,655     12,403,675     10,928,873      6,327,655
                                            ============   ============   ============   ============   ============   ============

                                      F-4

The accompanying notes are an integral part of these financial statements.

                                                    ODYSSEY PICTURES CORPORATION
                                Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                        Preferred Stock-Series A   Preferred Stock-Series B       Common Stock

                                                           Shares       Amount       Shares       Amount       Shares       Amount
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Balances - June 30, 1996                                              $       --                $       --    2,591,242   $   25,913
     Issuance of shares to officers
     in payment of notes                                                                                         78,948          789
     Re-issue of unexchanged shares
     shares previously cancelled                                                                                 65,825          659
     Issuance of shares in consideration
     for services rendered                                                                                       43,500          435
     Issuance of shares of common stock
     to equity investors                                                                                        500,000        5,000
     Net income                                                  --           --           --
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Balances - June 30, 1997                                                                                      3,279,515       32,796
     Issuance of shares of preferred stock
     to equity investors                                    500,000       50,000
     Issuance of shares of common stocks in
     exchange for cancellation of notes payable
     and other liabilities                                                                                    1,010,455       10,104
     Issuance of shares of common stock
     to equity investors                                                                                         66,667          667
     Issuance of shares of stock in exchange
     for cancellation of deferred compensation notes                                                            667,648        6,676
     Issuance of shares of common stock in
     consideration for services rendered                                                                          5,000           50
     Net loss                                                    --           --           --
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Balances - June 30, 1998                                    500,000       50,000           --           --    5,029,285       50,293
     Issuance of shares of common stock as partial
     consideration for loans made to company                                                                     45,000          450
     Issuance of shares of preferred stock for
     purchase of Kimon film library and other assets                                4,500,000      450,000

     Issuance of shares to officers in payment of notes                                                         830,055        8,301
     Issuance of shares of common stock in consideration
     for barter services to be rendered                                                                         200,000        2,000
     Issuance of shares in consideration for legal
     services rendered                                                                                          100,000        1,000
     Issuance of shares of common stock to equity
     investors                                                                                                1,500,000       15,000
     Issuance of shares of common stock to officer
     as contract signing bonus                                                                                   50,000          500
     Issuance of shares in consideration for services
     to be rendered                                                                                             181,667        1,816
     Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest                                                                348,721        3,487
     Net loss                                                    --           --           --
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Balances - June 30, 1999                                    500,000   $   50,000    4,500,000   $  450,000    8,284,728   $   82,847
                                                         ==========   ==========   ==========   ==========   ==========   ==========

                                                        Capital in                                            Total
                                                        Excess of                Accummulated              Shareholders'
                                                        Par Value                  Deficit                Equity (Deficit)
                                                       ------------              ------------             ---------------
Balances - June 30, 1996                               $ 25,911,366              $(28,686,092)             $ (2,748,813)
     Issuance of shares to officers
     in payment of notes                                     44,211                                              45,000
     Re-issue of unexchanged shares
     shares previously cancelled                               (659)                                                 --
     Issuance of shares in consideration
     for services rendered                                   33,665                                              34,100
     Issuance of shares of common stock
     to equity investors                                    370,000                                             375,000
     Net income                                                                        68,808                    68,808
                                                       ------------              ------------              ------------

Balances - June 30, 1997                                 26,358,583               (28,617,284)               (2,225,905)
     Issuance of shares of preferred stock
     to equity investors                                    450,000                                             500,000
     Issuance of shares of common stocks in
     exchange for cancellation of notes payable
     and other liabilities                                  529,234                                             539,338
     Issuance of shares of common stock
     to equity investors                                     49,333                                              50,000
     Issuance of shares of stock in exchange
     for cancellation of deferred compensation notes        165,823                                             172,499
     Issuance of shares of common stock in
     consideration for services rendered                                                                             50
     Net loss                                                                      (1,119,414)               (1,119,414)
                                                       ------------              ------------              ------------

Balances - June 30, 1998                                 27,552,973               (29,736,698)               (2,083,432)
     Issuance of shares of common stock as partial
     consideration for loans made to company                 19,350                                              19,800
     Issuance of shares of preferred stock for
     purchase of Kimon film library and other assets      4,050,000                                           4,500,000

     Issuance of shares to officers in payment of notes     251,943                                             260,244
     Issuance of shares of common stock in consideration
     for barter services to be rendered                      86,000                                              88,000
     Issuance of shares in consideration for legal
     services rendered                                       39,000                                              40,000
     Issuance of shares of common stock to equity
     investors                                              425,693                                             440,693
     Issuance of shares of common stock to officer
     as contract signing bonus                               16,500                                              17,000
     Issuance of shares in consideration for services
     to be rendered                                         104,000                                             105,816
     Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest            158,738                                             162,225
     Net loss                                                                      (1,389,773)               (1,389,773)
                                                       ------------              ------------              ------------
Balances - June 30, 1999                               $ 32,704,197              $(31,126,471)             $  2,160,573
                                                       ============              ============              ============


                                      F-5

The accompanying notes are an integral part of these financial statements.

                                                    ODYSSEY PICTURES CORPORATION
                                Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                        Preferred Stock-Series A   Preferred Stock-Series B       Common Stock

                                                           Shares       Amount       Shares       Amount       Shares       Amount
                                                         ----------   ----------   ----------   ----------   ----------   ----------
  Issuance of shares of common stock as partial                                                               3,000,000       30,000
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal
     services rendered
  Issuance of shares of common stock to equity
     investors                                                                                                5,641,076      564,108
  Issuance of shares of common stock to officer
     as contract signing bonus
  Issuance of shares in consideration for services
     to be rendered
  Exchange of certain film cost assets for
     all outstanding  Series A Preferred Stock             -500,000      -50,000
  Net loss

Balances - June 30, 2000                                         --           --    4,500,000    $ 450,000   16,925,804      676,955
                                                          =========    =========   ==========   ==========  ===========   ==========

  Issuance of shares of common stock as partial
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal services
     rendered
  Issuance of shares of common stock to equity investors                                                        380,000     $ 38,000
  Issuance of shares of common stock to officer
     as contract signing bonus
  Issuance of shares in consideration for services
     to be rendered
  Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest
  Net loss

Balances - December 31, 2000                                     --           --    4,500,000    $ 450,000   17,305,804      714,955
                                                          =========    =========   ==========   ==========  ===========   ==========

  Issuance of shares of common stock as partial
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal
     services rendered
  Issuance of shares of common stock to equity                                     -4,500,000     (450,000)   4,101,239      410,124
     investors                                                                                                   60,000        6,000
  Issuance of shares of common stock to officer
     as contract signing bonus
  Issuance of shares in consideration for services
     to be rendered
  Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest
  Net loss

Balances - March 31, 2001                                        --           --           --   $       --   21,467,043    1,131,079
                                                          =========    =========   ==========   ==========  ===========   ==========

                                                        Capital in                                            Total
                                                        Excess of                Accummulated              Shareholders'
                                                        Par Value                  Deficit                Equity (Deficit)
                                                       ------------              ------------             ---------------
  Issuance of shares of common stock as partial           1,170,000                                           1,200,000
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal
     services rendered
  Issuance of shares of common stock to equity
     investors                                              941,550                                           1,505,657.6
  Issuance of shares of common stock to officer
     as contract signing bonus
  Issuance of shares in consideration for services
     to be rendered
  Exchange of certain film cost assets for                                                                      -50,000
     all outstanding  Series A Preferred Stock                                                                 -500,000
  Net loss                                                                       $ (1,207,831)             $ (1,207,831)

Balances - June 30, 2000                                 34,815,747               (32,334,302)                3,108,399
                                                         ==========              ============              ============

  Issuance of shares of common stock as partial
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal services
     rendered
  Issuance of shares of common stock to equity investors
  Issuance of shares of common stock to officer
     as contract signing bonus
  Issuance of shares in consideration for services
     to be rendered
  Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest
  Net loss                                                                         $ (336,383)               $ (336,383)

Balances - December 31, 2000                             34,815,747               (32,670,685)                2,772,016
                                                         ==========              ============              ============

  Issuance of shares of common stock as partial
     consideration for loans made to company
  Issuance of shares to officers in payment of notes
  Issuance of shares of common stock in consideration
     for barter services to be rendered
  Issuance of shares in consideration for legal
     services rendered                                                                                          410,124
  Issuance of shares of common stock to equity
     investors                                                                                                    6,000
  Issuance of shares of common stock to officer
     as contract signing bonus                              326,659
  Issuance of shares in consideration for services
     to be rendered                                         450,000
  Issuance of shares of common stock in full
     satisfaction of a loan and accrued interest
  Net loss                                                                         $ (151,915)               $ (151,915)

Balances - March 31, 2001                                35,592,406               (32,822,600)                3,036,225
                                                         ==========              ============              ============

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                      Consolidated Statements of Cash Flows

                                                                              For the Nine Months Ended March 31,

                                                                              2001           2000           1999
                                                                           -----------    -----------    -----------
Cash Flows From Operating Activities:
       Net income (loss)                                                   $  (151,916)   $  (882,063)   $(1,002,821)
       Adjustments to reconcile net income (loss)
       to net cash used in
       operating activities:
          Amortization of film costs                                                --         88,906        128,311
          Additions to film costs                                                   --
          Other depreciation and amortization                                       --         42,480
          Issuance of shares of common stock in consideration                                      --
          for services rendered                                                                    --        260,800
       Changes in assets and liabilities:                                                          --
          Accounts receivable, net                                             (45,731)       (12,301)
          Notes receivable and advances                                             --        (11,196)       (88,373)
          Prepaid expenses and other                                                --       (109,106)       (27,040)
          Accounts payable and accrued expenses                                115,804         34,566        285,210
          Due to producers and participants                                                                      333
          Deferred revenues                                                                        --
          Accrued wages                                                        (67,000)
          Accrued interest/Intercompany                                             --
                                                                           -----------    -----------    -----------
               Net cash used in operating activities                          (148,843)      (848,714)      (443,580)
                                                                           -----------    -----------    -----------

Cash Flows From Investing Activities:

       Purchase of stock in E-3 Sports New Mexico, Inc.                                            --             --
                                                                                                         -----------
       Acquisition of fixed assets (Purchase Pooling)                                              --             --
                                                                                                         -----------
          Acquisition activity of Odyssey Pictures for Feature Films                --             --             --
       Acquisition Activity of Odyssey Ventures Online                              --             --             --
                                                                           -----------    -----------    -----------
               Net cash used in investing activities                                --                            --
                                                                           -----------    -----------    -----------
Cash Flows From Financing Activities:
       Payment of note payable in settlement of Generale Bank litigation            --                            --
                                                                                                         -----------
       Net proceeds from private placement sale of common stock                 60,000             --             --
       Net proceeds/payments - notes and loans payable                          85,668       (181,773)       253,581
       Issuance of shares of preferred stock to equity investors                    --      1,595,919        187,500
       Issuance of shares of common stock to equity investors                       --
                                                                           -----------    -----------    -----------

       Net cash provided by financing activities                               145,668      1,414,146        441,081
                                                                           -----------    -----------    -----------

       Net increase (decrease) in cash                                          (3,175)       565,432         -2,499
                                                                           -----------    -----------    -----------
       Cash at beginning of period                                               4,450          4,715          4,331

       Cash at end of period                                                     1,275        570,147          1,832
                                                                           ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                      Consolidated Statements of Cash Flows


                                                                            For the Nine Months Ended
                                                                                     March 31,
                                                                               2000           2000
                                                                            ------------   ----------
Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

   Issuance of shares of preferred stock for purchase of
         Kimon film library and other assets                                  -4,500,000
                                                                            ============   ==========
   Issuance of shares in consideration for services rendered and to
         be rendered                                                                           42,480
                                                                                           ==========
   Issuance of shares of common stock in full satisfaction of
         loans and accrued interest and wages                                                 457,173
                                                                                           ==========
   Issuance of shares of common stock to Kimon in exercise of Options
         for the library acquisition made by company                          4,101,239
                                                                            ============   ==========
   Issuance of shares to officers in payment of notes in 2000 (1999) and deferred compensation (1998 and 1997)
                                                                            ============   ==========
   Issuance of note  payable to purchase  stock in E-3 Sports New Mexico,
         Inc
   Exchange of certain film cost assets for outstanding Series A
         preferred stock                                                                      198,736
                                                                                           ==========

Cash paid during the year for:

   Interest                                                                 $         --   $   26,190
                                                                            ============   ==========

   Income taxes                                                             $         --   $       --
                                                                            ============   ==========

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements

All schedules have been omitted because the requested information is not required, or, because the information required is included in the financial statements or notes thereto.

1.   Summary of Significant Accounting Policies:

     a)   Organization and Nature of Operations:

          Odyssey Pictures Corporation (the "Company") was organized in December 1989 as a Nevada corporation. The Company is currently engaged in the international distribution of motion pictures.

     b)   Principles of Consolidation:

          The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and majority owned or controlled joint ventures. All significant intercompany accounts have been eliminated.

          Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

     c)   Revenue Recognition:

          Revenues from foreign theatrical, home video, television and pay television licensing contracts are recognized when the film is available for exhibition by the licensee and when certain other conditions are met. Revenues from domestic theatrical distribution of films are recognized as the films are exhibited.

          Virtually all of the Company's revenues for the period ended March 31, 2001, 2000, 1999, and 1998 were from foreign distribution rights.

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

     e)   Investments:

          Investments consist of shares of common stock of two privately held corporations, representing 18% ownership of each of the corporations and one other corporation in which the Company has a 99% ownership. These investments are accounted for using the cost method.

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

     i)   Impact of Recently Issued Accounting Standards:

2.   Change in Management Control:

     In March 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company, and Mr. Pierre Koshakji as President and Director of the Company. Former management agreed to terminate their existing employment agreement in exchange for revised employment and consulting agreements. An affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of those notes into 667,648 shares of the Company's common stock in April 1998. The balances of these notes were converted into 176,050 shares of common stock in October 1998.

     In connection with the change in management, the Company acquired an 18% ownership interest in two corporations affiliated with Mr. Schotte, one of which is the owner of a professional soccer team in New Mexico, and the other of which is a media production company in Luxembourg. The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies.

     Mr. Ira Smith, one of the Company's Directors on the Board, resigned as a Director on July 2, 1998 to pursue other business interests. Mr. Dominique Verhaegen and Mr. Yves Bayle resigned from the Board in November 1998 for personal reasons. Mr. Ian Jessel was appointed to the Board as of January 1, 1999. Mr. Jessel was also appointed as CEO of the Company's Motion Picture and Television Division.

     In December 1998, the Company hired Mr. Ian Jessel, who is past President of Miramax International and who joined the Company's Board of Directors on January 1, 1999, to head up its film division. Mr. Jessel resigned his position with the Company in June 1999. From that point, Mr. Pierre Koshakji, a board member, was appointed President of the company on a one year basis. In January of 2000, the Board appointed Mr. John Foster as President of the company and also elected him to the Board of Directors. Mr. Koshakji maintained a position as Secretary and as a consultant to the company for another period of six months, which ended June 30, 2000. Mr. Foster still remains as the company's President.

3.   Results of Operations and Management's Plans:

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the company has embarked on an aggressive capital campaign and has been in development for determining its most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and US Home Video markets.

     Net loss for the period ended March 31, 2001 was due to the fact that the Company did not release any new films and did not enter into any new agreements for the release of existing rights in films. Net income for the period ended March 31, 2001 was due primarily from various transactions which are explained in the category of "Other Income" below.

     Since the change in management control in March 1998, new management has embarked on a program to reverse the unfavorable results by significantly reducing overhead, taking steps to recapitalize the Company, and acquiring interests in new pictures in development or pre-production and by acquiring equity interests in two corporations, one of which is the owner of a professional soccer team and the other of which is a media production company.

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principle office is located in Dallas, Texas and as of March 31, 2001, the Company had three full-time employees, consisting of Mr. Schotte, Mr. Foster, and an assistant, the CEO, President/Secretary, and administrative assistant, respectively.

4.   Acquisition of Film Assets:

     On July 14, 1998, the Company entered into an Asset Purchase Agreement with Sweden based Kimon Mediarright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. In exchange, the Company agreed to issue to Kimon 4,500,000 shares of the
     Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. The Series B Preferred Stock is subordinate to the Company's Series A Preferred Stock, consisting of 500,000 shares (plus accruals thereunder) having a liquidation preference of $1.00 per share. Kimon will have the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. The contract was conditioned on the consent of Hallmark Entertainment to the assignment of its distribution agreement with Kimon to the Company. Such consent was obtained in August 1998. In connection with the acquisition, an affiliate of Kimon agreed to render management services to the Company in connection with the marketing of the distribution rights acquired by the Company. In consideration of such management services, the affiliate will receive certain royalties based on sales of the Hallmark films plus reimbursement of cost incurred in connection with such management services. As of December 31, 2000, the Board of Directors of the Company had approved to extend the conversion period for the Kimon Shares. This was mainly due to the fact the Management of the Company has restructured certain terms of the Purchase Agreement and has reduced the effective costs of the transaction. In addition, Kimon will assist, as an agency relationship, in further developing the sales efforts and furthering the Company's sales efforts with its Internet company, Filmzone.com, which the Company has acquired recently within the terms of the restructured transaction, and will design the Company Website for its marketing expansion into the Internet related business.

     On February 26, 2001, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation. There were 4,101,283 shares issued for the 4,500,000 Preferred Shares. All are restricted.

5.   Film costs:

     Film costs are comprised of Films released or in preparation to be released (at cost) with an adjustment for accumulated amortization, plus projects in development.


6.   Income Taxes:

     At March 31, 2001, the Company had a federal net operating loss carry forward, for tax purposes, of approximately $32,831,262, expiring through 2011. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earnout limitation").

7.   Notes and Loans Payable:

     In January of 2001, the company has entered into a settlement with Ian Jessel (Ian Jessel vs. Odyssey Pictures Corporation) of which an amount was agreed upon to be paid over a period of time. This amount has been reduced from the accrued portion of the balance sheet and entered into notes payable, resulting in an increase to the Notes Payable,

8.   Commitments and Contingencies:

     Lease Commitments:

     The Company will conduct its operations out of leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75287 (moving from its previous offices at 1601 Elm Street, Dallas, Texas) which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another film-related company. Rent expense for the space is $ 2,500 and will reduce the storage rental the Company has been incurring by $770 per month.

9.   Shareholders' Deficit

     Management has omitted discussion of this section.

10.  Stock Options and Warrants:

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

     During the fiscal year ended June 30, 1997, a total of 1,153,333 warrants were issued to officers, directors, employees, consultants and third parties, exercisable at prices ranging from $ .625 per share to $1.06 per share. The warrants are exercisable for periods ranging from three to five years. None of such warrants was exercised during fiscal year 1999 or 1998.

     During the fiscal year ended June 30, 1998, a total of 254,260 warrants were issued to third parties, exercisable at prices ranging from $1.00 per share to $1.65 per share. The warrants are exercisable for periods ranging from two to five years. None of such warrants was exercised during fiscal year 1999 or 1998.

     During the fiscal year ended June 30, 1999, a total of 467,660 warrants were issued to officers, directors and holders of notes payable, exercisable at prices ranging from $.55 to $1.65. The warrants exercisable for periods ranging from two to five years, except for two officers' issuances which have no expiration date. None of such warrants were exercised during fiscal year 1999.

11.  Related Party Transactions:

     In November 1998, the Company entered into the following related party transaction with E 3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (the CEO and President of the Company, respectively) and in which the Company holds a minority interest:
     (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and (ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E 3 Sports New Mexico, Inc.).

     In July 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,537 five-year warrants will be issued to Media Trust, S.A. with exercise prices ranging from $ .38 per share to $ .98 per share.

     In December 1998, Lecoutere Finance S.A., an affiliate of the CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 ($.30 per share). The price was based on the average price of the Company's common stock for the 30 day period preceding the date of purchase (i.e., $ .37 per share), less a 20% discount due to the restricted nature of the shares purchased. (See Related party transactions").

     On December 1, 1998, a total of 50,000 three-year warrants were issued to three parties (one of which is an affiliate of the Company) in consideration of extending the maturity date of loans to the Company. The warrants have an exercise price of $1.00 per share.

12.  Subsequent Events:

     In August 1999, a former director of the Company elected to convert accrued wages owed by the Company in the amount of $81,103 to 300,678 shares of Company common stock.

     In August 1999, an equity investor purchased 800,000 shares of Company common stock from the Company for $.40 per share. The Company has used a portion of the proceeds to pay certain liabilities.

                          ODYSSEY PICTURES CORPORATION
                       Management discussion and analysis
                                 March 31, 2001


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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 2001, (b) the results of operations for the nine and three month periods ended March 31, 2001 and 1999 (c) cash flows for the nine month periods ended March 31, 2001 and 1999 and (d) statements of changes in shareholders' equity (deficit) for the nine month period ended March 31, 2001 and 1999.

2. Sale of Valuation Key for Company Preferred Stock and Adjustment to Purchase Agreement with Kimon Mediaright AB.

     In December 1999, the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998. Certain of Kimon's assets were acquired in consideration of such an exchange, and the Company is now in the process of completing a stock purchase of an internet company, a subsidiary of Kimon, of which the Company will own 100%. The Company now is in a development process with Kimon in order to 1) enhance the Company's Internet capabilities to all international buyers and 2) develop direct sales and licensing effort in order to exploit is library of films. Kimon did complete the conversion of the Preferred Shares of stock into Common Stock (all restricted) under revised terms and valuation as of February 26, 2001.

                          ODYSSEY PICTURES CORPORATION
                 Management discussion and analysis - Continued
                                 March 31, 2001


3.   Litigation - Accrued Wages

     Included in accrued wages is a contingent amount for Ian Jessel, the former CEO of the film division of the Company. Mr. Jessel brought suit against the Company on November 9, 1999, in the Los Angeles Superior Court, State of California. The matter is styled Ian Jessel v. Odyssey Pictures Corp. In the suit, the Plaintiff alleges breach of employment contract, fraud, and fraudulent conveyance. An Answer to the lawsuit has been filed and discovery is underway. The Plaintiff seeks unspecified compensatory damages. Management of the Company believes that there are substantial defenses to this action. In December of 2000, management requested mediation talks to begin and has made efforts to settle the ongoing litigation matters. A settlement has been reached and has been voted as accepted by the Board. All settlement discussion and offers have been reserved and are within the reserved amount(s).

4.   Private Placement

     During the quarter ended March 31, 2001, the Company raised approximately $60,000 in a Private Placement of the Company's Common Stock for $ 1.00 per share.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    Continued


Results of Operations

     Nine and three months Ended March 31, 2001 and 1999

     Revenues for the nine and three months ended March 31, 2001 decreased to $ 3706 and $ 2275 respectively from $86,432 and $25,180 for the comparable nine and three month periods ended December 31, 1999 and $245,769 and $37,390 for the same periods in 1998. This decrease is due to less aggressive exploitation of the film library and more activity in the acquisition of additional film product, one of which is in its final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively.

     Costs related to revenues decreased to $(54,291) and $(-0-) respectively for the nine and three month periods ended March 31, 2001 from $(118,134) and $(35,746) for the comparable nine and three months ended December 31, 1999 and $(217,562) and $(28,522) in 1998. This decrease is due to less aggressive exploitation of the film library and no deliveries having been made. In addition, the library is being depreciated on a consistent basis, without activity in sales, which also affects the cost to revenue activity.

     Selling, general and administrative expenses decreased by $ 346,015 to $ 432,108 for the nine and three month period ended March 31, 2001, and decreased $ 498,595 for the comparable 1999 nine and three month period ended December 31, 1999. This is primarily due to effective efforts by management to streamline the Company's operations and overhead expenses.

     Interest expense decreased to $17,510 and $8,755 for the nine and three month period ended March 31, 2001, from $81,220 and $21,845 for the comparable nine and three month period ending December 31, 1999 and $111,907 and $35,279 in the same nine and three month periods for 1998. This is due to the payoff of loans and conversion of certain notes payable into shares of Company Common Stock during fiscal year 2000 resulting in a lower average outstanding aggregate balance of notes payable and resulting in reduced interest expense.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 2001, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $32,831,262, expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 2001, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At March 31, 2001, the Company held $ 1,275 of cash.

     The Company had no material commitments for capital expenditures as of March 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     Lawsuit - Ian Jessel v. Odyssey Pictures Corp., Johan Schotte and Does 1 through 5 - Los Angeles Superior Court, State of California - Filed November 9, 1999.

          a. Complaint for alleged breach of employment contract, fraud and fraudulent conveyance - Plaintiff alleges breach of an employment contact. An Answer to the lawsuit has been filed and discovery is underway. Plaintiff seeks unspecified compensatory damages. The company has advised that there are substantial defenses to this action. IN December of 2000, the Company advised that it was going into mediation talks for a settlement, which was later entered into and accepted in February of 2001. The first of the payments have been made and the amount of the settlement has been removed from accrued salaries and placed into Notes Payable.

     Lawsuit - Dennis Morgan v. Odyssey  Pictures  Corp.,  Johan Schotte,  Johan
Schotte Productions, Inc., Red Sun Productions, Inc., Matrusa Corp., Media Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 1999, Los Angeles Superior Court, State of California.

          a. Plaintiff alleges unspecified damages for alleged breach of oral contract, breach of written contract, breach of implied contract, fraud, and negligent misrepresentation of conveyance. The action has been served and the company intends to file a demurrer to the Complaint. The company advises that Mr. Morgan was not an employee of the company and there are substantial defenses to the action. Management is making arrangements to meet and discuss matters, which could involve a settlement.


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

                                          ODYSSEY PICTURES CORPORATION


                                          By: /s/ John Foster
                                              ----------------------------------
                                                  John Foster
                                                    President



                                          By: /s/ Johan Schotte
                                              ----------------------------------
                                                  Johan Schotte
                                                    CEO and Chairman
                                                     (Principal Executive &
                                                       Financial Officer)



DATED    June 25, 2001