Form 10-K
period 2001-06-30
ODYSSEY PICTURES CORP
filed 2001-11-08
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2001

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


              16910 Dallas Parkway, Suite 104, Dallas, Texas 75248
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:           (972)  818-7990

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2001 was approximately $8,469,736 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

         As of June 30, 2001 there were outstanding 21,174,340 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 2001


                                TABLE OF CONTENTS
                                                                         Page


                                     PART I

Item 1. Business.....................................................    2

Item 2. Properties...................................................    9

Item 3. Legal Proceedings............................................   10

Item 4. Submission of Matters to a Vote of Security Holders..........   12



                                     PART II


Item 5. Market for Registrant's Common Stock and
        Related Stockholder Matters..................................   12

Item 6. Selected Financial Data......................................   14

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................   14

Item 8. Financial Statements and Supplementary Data..................   15

Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....................   15



                                    PART III

Item 10. Directors and Executive Officers of the Registrant..........   16

Item 11. Executive Compensation......................................   17

Item 12. Security Ownership of Certain Beneficial
          Owners and Management......................................   21

Item 13. Certain Relationships and Related Transactions..............   22



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K........................................   24

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

     During the early 1990s, the Company developed an excellent reputation in overseas markets for the distribution of quality motion picture entertainment, a reputation which the Company's management believes it continues to enjoy despite its recent difficulties. However, due to the changes in management control and disruptions in the continuity of the Company's business following the change in control in 1995, the Company was unable to sustain any substantial activities in the international distribution of motion pictures.

     Under the leadership of Mr. Schotte, the Company sought to re-establish its position as a significant distributor of quality motion pictures by establishing relationships and strategic alliances with independent and major film studios along with successful writers, directors and producers. The Company also made efforts to establish a permanent presence in Europe through select joint-venture partners. In August of 1998, the Company purchased the assets of Sweden-based Kimon Mediaright KB ("Kimon"), consisting of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products.

     While continuing to develop and re-establish the Company's film distribution business, management's objective was to aggressively build a diverse, global media company independent in ownership from the major film and music companies. Management also sought to establish a group of domestic and international companies providing both content and distribution in film, music, publishing, sports, merchandising and other multimedia outlets. See "Business - Narrative Description of Business - Business Strategy."


(b)  Financial Information About Industry Segments

     Since the sale of its Double Helix subsidiary in 1991, the Company has been engaged in only one industry segment and line of business, the international distribution of motion pictures. In addition, in 1999 and 2000 the company acquired interests in other technology segments of the communications industry and, more specifically, formed a subsidiary (wholly owned) entitled Odyssey Ventures Online Holding S.A., in Luxembourg. See "Selected Financial Data."


(c)  Narrative Description of Business

Foreign Sales and Distribution Operations

     General.

     The foreign distribution of films involves two principal activities - the acquisition of rights from the licensor or the seller, usually the producer or writer of the film, and the licensing of the distribution rights to subdistributors in foreign markets. In general, the rights obtained from the producer relate to all media, including theatrical distribution, video and all forms of television. In some cases, the licensing of rights to subdistributors may exclude certain territories and/or media.

     It is unlikely that subdistributors would bypass the Company and deal directly with the licensors of film rights. Historically, independent licensors of film rights prefer to deal with a single sales agent/distributor rather than deal with various subdistributors in foreign markets. Consequently, even if a particular subdistributor attempted to perform the function of the Company, it is unlikely that the film's licensor would be willing to deal with such subdistributor due to detailed servicing requirements. Furthermore, with respect to any particular film, the Company typically enters into exclusive distributorship arrangements, thereby precluding others from competing with the Company with respect to that film. Moreover, in certain circumstances, the Company may also provide a financing function for the production of a film which a subdistributor would generally be unable to provide. See "Terms of Distribution Agreements."

     Terms of Distribution Agreements. Foreign distribution is generally handled by a distributor such as the Company which coordinates worldwide sales in all territories and media. Overseas film sales companies rely on local subdistributors to physically deliver the motion picture and related marketing materials and to collect revenues from local exhibitors and other local distributors of the film. Typically, the territorial rights for a specific medium such as television exhibition are sold for a "cycle" of approximately seven years, after which the rights become available for additional cycles.

     The film distribution business breaks down into two broad categories:

o Sales Agency Representation. As a sales agent, the Company undertakes to represent and license a motion picture in all markets and media on a best-efforts basis, with no guarantees or advances, for a fee ranging from 15% to 25%, and typically for a term ranging from seven to fifteen years.

o Distribution. As a distributor, the Company may provide the producer of the film a guarantee of a portion of the budget of the project. This guarantee may be in the form of a bank commitment to the producer, secured by license agreements with foreign licensees, which is used by the producer to finance the production. Typically, a distributor would receive a distribution fee ranging from 25% to 35% over a term ranging from 15 years to perpetuity. In addition, the distributor may negotiate, or otherwise acquire, a profit participation in the film project.

     Once the rights to a picture are obtained (either as sales agent or distributor with minimum guarantee), the Company then seeks to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media other than satellite, although satellite is included in some subdistributors' territories. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. (Delivery occurs upon the Company's acceptance of the master negative and its obtaining access to certain items necessary for the distribution of the film). In some instances, the subdistributors' obligations for the payment due on delivery are secured by a letter of credit. Although there are a number of markets each quarter, major sales take place primarily at three film markets:

1)"MIF" in Cannes, France each May; 2)"MIFED" in Milan, Italy each October; and,
     3)"AFM" in Los Angeles each February.

     In general, after financing (if any) is repaid, the Company applies the distribution receipts from its subdistributors in the following manner:

     1)First to the payment of commissions due to the Company,
     2)The recovery of certain distribution expenses advanced
     3)To the reimbursement of the Company for its guarantee or advance, if any,
     4)To the producer.

     Additional distribution receipts, if any, are shared by the Company and the producer according to the percentages negotiated in the agreement between the Company and the producer.

Independent Film Production and Product Acquisition

     Film distribution companies such as the Company primarily represent independent producers of motion pictures (rather than motion picture studios) in all related markets and all media, including theatrical release, television and home video/DVD distribution, and cable or satellite-distributed media.

     Producers seek to be independent producers of motion pictures for a variety of reasons, including greater creative control of a project and potentially a greater profit participation through the retention of the copyright or the ability to sell the film directly in particular markets. Often, young, new directors and producers have no choice but to independently produce their projects, and the motion picture industry has a long history of "breakthrough" films produced at a low cost by first-time producers and directors which subsequently achieve considerable revenues. The Company has generally obtained its product from among these independently produced films rather than from major motion picture studios which typically have their own in-house distribution networks. Nevertheless, from time to time, the Company has entered into "split rights", or shared, arrangements with studios to represent a film in certain markets.

     The Company's management seeks to identify attractive projects very early in their development, either through relationships with producers, directors and agents or other known suppliers of product, or through industry announcements of new productions. In addition, the Company attends independent festivals and film markets, such as the Sundance Film Festival and the Cannes Film Festival, in order to locate new product.

Business Strategy

     The Company's strategy is to capitalize on the reputation and the experience of its management team to package, produce and distribute independent feature films and expand its growth and infrastructure through acquiring other related entities, also utilizing the industry to obtain certain financing for projects. The execution of the Company's strategy comes from operating the following activities within each service it provides which, in turn, will generate revenues from both fees and commissions.

1) Packaging - The Company expects to become involved with packaging (the process by which one undertakes a particular film project in screenplay form and assembles cast, crew, financing, introduces banks and other institutions to the "package" (either for the company or for the producer) and may establish partnerships from contributing buyers in order to secure the distribution and market position for the film, if actually produced. For this activity, the company shall receive a percentage of the budget of the film and perhaps an equity interest as well.
2) Produce - For film projects in script form that may be acquired exclusively for the company, a separate schedule is provided which will enable the packaging on an "in house" basis. That is, to hire all crew members, contract a director, and assemble all necessary elements for production and financing of the proposed project. The Company, in this case, is also able to partner with other production teams or distribution companies for added security and in reducing risk in order for the project to have market interest early on. The Company shall retain percentages of the budget as well as receive fees as a producer and shall also control a major portion of the equity resulting in an increased chance for higher revenue portions from sales in the world and US markets.
3) Distribute - The Company plans to acquire a certain number of films per year as well as assemble a distribution package for other films that are completed. This will generate commission revenues from sales and marketing income for which the Company can achieve its buyers' interest.
4) Related Entities - From time to time, the Company may be asked to engage in financing and/or distribution activities for companies that could fill the need for continued product. If conditions were of a financially secure nature, management would attempt to acquire or otherwise partner with these potential target companies in order to expand its base and diversity as a supplier.
5) Industry Financing - Certain arrangements will be sought whereby the markets can provide financing in advance for feature film product. It is the Company's intention to seek alternate methods of this "off-balance sheet" financing in order to secure more product under its control.

Strategic Objectives

     The above strategies are selected out of necessity in the operations of a business such as Odyssey. Certain revenue periods are realized at different times. By accommodating the above mentioned strategies, the Company will recognize revenues at different points of the processing. This will create more opportunity for revenues to the Company and not just focus on one area of revenue as historically produced. Management must select from the following areas of daily management to accomplish this strategy:

- Follow similar guidelines from other companies that have proven this process to be fruitful and incorporate them into management's infrastructure;
- Properly capitalize the Company for its basic costs of seeing the implementation begun and make sales contacts regularly;
- Begin the various stages of strategy in order to create a small, but secure level of income in each area;
- Enhance the Company relationships with its investors and investment bankers to focus on their participation as income and Company performance improves.
- Seek assistance from outside sources on shared management of libraries of films or limited exposure on new product to key selected buyers for a reduced commission in order to attract producers and new projects.
- Avoid risk-oriented projects and acquisitions with long startup periods to revenue.
- Maintain a budget for operations and fixed overheads as well as utilizing revenues from sales to finance future marketing and distribution activities.


Subsidiary Operations

     During the year 2000 and into 2001, Odyssey has completed the acquisition of Filmzone.com, an informational entertainment resource site which presently serves the public for retrieval of current film information. The acquisition was added as a subsequent part of the earlier announced Kimon acqusition. Odyssey plans on renovating the site to serve the buyer markets in order to access the films it acquires. The site will offer pricing and a high grade of technology where the viewer can access the commercials, trailers and artwork as well as the territories open for sale.

     During the first part of 2001, along with the assistance of the Kimon Group and Filmzone.com, Odyssey has developed its web-site which will announce its activities and news, as well as its new films coming out in the future. The web site address is noted as "Odysseypix.com" and is expected to be "live" in the latter part of 2001.

     In March of 2000, the Company formed Odyssey Ventures Online Holding S.A., a Luxembourg corporation ("OVO"), for the purpose of making investments in various technology-related entities. OVO's strategy is to invest and co-invest with venture capital investment and management groups, with the intention of developing products and services related to digital commerce, content and the distribution thereof.

     During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations need to be discontinued.

     Odyssey has an affiliated interest in another company (Media Trust S.A.), which has offered to manage and maintain the OVO assets for a period of time. It is contemplated that there may be an acquisition or assumption, or a trade of debts in order to best accommodate the present market changes and to save Odyssey from having to spend money to support the subsidiary operation. This would leave the Company free to focus on generating and maintaining its own resources for revenues and overheads as it became clear that outside financing was going to be more difficult to secure, if at all.

     To accommodate the maintenance and operations of OVO, a separate agreement shall be negotiated in the first fiscal quarter ending September 30, 2001.

     See "Recent Acquisitions" below for a description of investments made by OVO.


Recent Acquisitions

     Since the formation of OVO in March, 2000, the Company has made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In September, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company.

Development

     In April, 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story. Prior management owned an indirect 50% equity interest, through its affiliated companies, in Red Sun Productions, Inc., the rights holder of "HARA". In April of 2000, the Company made a refundable advance towards the acquisition of the distribution rights to the film with the intention of producing it into a feature length movie based upon the prospects of new financing for productions becoming available. As of June 30, 2001, the financing has not become available and the project remains in script form, but is registered as an asset of the Company.

Library Films

     In August, 1998, the Company completed the acquisition of the assets of Sweden-based Kimon, valued at $4,500,000, in exchange for 4,500,000 shares of the Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. Kimon had the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products.

     In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, one of which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a media production company in Luxembourg ("Media Trust"). The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In

June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share). The Company's equity interest in the entity which owns the professional soccer team has been diluted by half, or to 9%, as a result of a capital increase/call in which the Company did not participate.


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


Recent Financings

     In August, 1998, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001

     In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum. Thereafter, the lender agreed to a six-month extension on the note (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, and the issuance of 12,500 common stock purchase warrants at $1.00 per share, exercisable through the year 2004.

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

     In August, 1999, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001.

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

     In August, 2000, two unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001.

Competition

     The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as motion picture studios. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.

Operations

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of June 30, 2001, the Company had three full-time employees, consisting of Mr. Schotte and Mr. John Foster, the CEO and President of the Company, respectively, along with an administrative assistant in the Dallas office.

Tax Loss Carryforward

     The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 2001, there were approximately $33,783,061 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.

Item 2.  Properties

     The Company presently conducts its operations out of leased premises at 16910 Dallas Parkway, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company through a sublease agreement with JL Media Services LLC, an affiliated party to Mr. Foster. Rent expense for each of the fiscal years are as follows:

                  June 30, 2001 - $34,094
                  June 30, 2000 - $17,649
                  June 30, 1999 - $84,939

Commencing in January of 2000, the Company has accrued rent expense at the rate of $1,000 per month for the use of office space in Luxembourg which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte.

Item 3.  Legal Proceedings

     On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a Complaint in the Superior Court for the State of California, County of Los Angeles, captioned Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. v. Odyssey Distributors, Ltd. and Does 1 through 100 (No. BC 127790). They allege that Odyssey Distributors, Ltd. (a subsidiary of the Company) collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of "Aunt Julia and the Scriptwriter" and "The Handmaid's Tale." The Complaint alleges claims for breach of contract and breach of fiduciary duty and demands damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York. In September, 1996, the Court dismissed the Complaint. In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement, the Company agreed to pay to Generale the sum of $275,000 in complete settlement of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30 and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. The Company and Generale later agreed upon a new payment schedule as follows: $25,000 on or before October 15, 1997 (payment was made); $30,000 on each of April 15, 1998, June 30, 1998, December 31, 1998, June 30,
1999, and December 31, 1999; and $100,000 on June 30, 2000. The Company is in default of this payment schedule. The consequences of not curing a default is the entry of a confession of judgment already executed by the Company for the amount of $275,000. This confession of Judgment is against Odyssey Distributors, Ltd., a wholly owned but non-operating, non-active subsidiary of the Company.

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

     In December, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note. The judgment, in the meantime, has been assigned to an outside collection agency who has been in contact with Management of Odyssey and Odyssey has made payments in keeping the matter form accelerating.

     In March, 1996, an action was filed against the Company in Los Angeles Municipal Court by Judy Hart, in which the plaintiff claims that she is due $17,920 pursuant to a promissory note. The Company has filed a cross-claim seeking offsets against the amount due and other damages. On May 21, 1998, a default judgment was entered on behalf of plaintiff in the amount of $22,261. Subsequently, plaintiff filed a motion to include attorneys fees and costs in the aggregate amount of approximately $17,000. The Company is attempting to reach a settlement with plaintiff. As of this year, there has been no contact with the plaintiff and no indication of any activity.

     In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of
California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. The case was refiled in California state court in August 1998. The Court granted motions to dismiss two of the complaints filed by the Plaintiff, whereupon a third complaint was filed. More recently, a fourth amended complaint has been filed adding claims that the defendants, including the Company, violated provisions of the California Securities Laws. There is no trial date set in this matter. In a related action, Thomas Smith and Norman Muller, former directors of the Company and co-defendants in the Pfannebecker matter, filed an action against the Company in the Los Angeles Superior Court seeking indemnification from the Company in connection with their status as defendants in the Pfannebecker matter. The Company intends to defend this action on the grounds that Messrs. Smith and Muller committed wrongful acts as directors of the Company and failed to comply with various obligations to the Company. The Company has met on several occasions, through its legal counsel, to discuss and answer certain attempts at settlement. Due to the nature and complications of this suit, matters have generally been very slow to receive response to.

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

     Mr. Ian Jessel entered into a three year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Mr. Jessel's responsibilities included management of the Company's Motion Picture & Television Division. Mr Jessel's compensation was set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. The agreement also provided for a yearly bonus based upon the net profits of the film division and the Company. The Company paid the sum of $50,000 to Mr. Jessel in fiscal 1999 and deferred payment of the balance of the compensation due to him. In June, 1999, Mr. Jessel notified the Company that he was suspending services to the Company for failure to pay his compensation on a timely basis. The Company believes it was justified in deferring certain payments due to Mr. Jessel. Mr. Jessel commenced an action against the Company in November, 1999 in the Los Angeles Superior Court, seeking the salary and other benefits he claims he is entitled to under his three-year employment agreement. The Company intends to vigorously defend the action on several grounds, including Mr. Jessel's breach of his obligations under the agreement. Discovery was ongoing in this matter and a trial date was set for April 30, 2001. Included in accrued wages is a contingent amount for Ian Jessel, In December of 2000, management requested mediation talks to begin and has made efforts to settle the ongoing litigation matters. A settlement has been reached and has been voted as accepted by the Board. All settlement discussion and offers have been reserved and are within the reserved amount(s).

     Dennis Morgan commenced an action against the Company in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music division to be established by the Company and that such oral agreement was intended to be confirmed in writing but never was. Mr. Morgan brought claims against the Company and others for the purported breach of an oral agreement, purported breach of an implied agreement, fraud and fraudulent conveyances. The Company has served written discovery and is awaiting responses to interrogatories and the production of documents. The Company contends that there was no employment relationship with, nor any monetary commitments to, Mr. Morgan, and that it committed no breach or wrongdoing. A trial; date was set for this matter. The parties began discussing settlement terms in order to alleviate the costs of ongoing litigation. As of the end of June, 2001, the Company entered into preliminary settlement and expects satisfy any outstanding complaints.


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



                                     Common Stock
                                     ------------


Fiscal 1999                High                        Low
-----------                ----                        ---
First Quarter              $.94                      $ .37
Second Quarter              .70                        .26
Third Quarter               .66                        .30
Fourth Quarter              .51                        .25


Fiscal 2000                High                        Low
-----------                ----                        ---
First Quarter             $ .69                      $ .49
Second Quarter             1.11                        .45
Third Quarter              1.19                        .75
Fourth Quarter             1.55                        .94


Fiscal 2001                High                        Low
-----------                ----                        ---
First Quarter             $1.52                      $1.09
Second Quarter             1.38                        .50
Third Quarter              1.00                        .34
Fourth Quarter              .45                        .33



     As of June 30, 2001, there were approximately 5,542 record holders of the Company's Common Stock.

Item 6. Selected Financial Data (in thousands, except per share data).
        -------------------------------------------------------------

     The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.



                                                                For the Years Ended June 30,
                                                        ----------------------------------------------
                                                        2001     2000      1999     1998      1997
Income Statement Data

Revenues.........................................       $   4    $146     $288      $  42      $141
Income(loss) from continuing operations..........      (1,449) (1,208)  (1,388)    (1,119)       69
Income(loss)from discontinued operations.........          --      --       --         --        --

Net income (loss)................................      (1,449) (1,208)  (1,388)    (1,119)       69


Per Share Data*

Income(loss) from continuing operations..........        (.08)   (.09)    (.22)      (.25)      .02
Income(loss) from discontinued operations........          --      --       --         --        --
Net income (loss)................................        (.08)   (.09)    (.22)      (.25)      .02
Cash dividends...................................          --      --       --         --        --
Weighted average shares..........................      17,214  11,093    6,459      4,403     2,294


Balance Sheet Data

Film costs.......................................       3,923   4,095    4,378        110       120
Total assets.....................................       5,796   5,936    5,439        675       740
Indebtedness.....................................       3,743   2,869    1,192      1,079       962
Shareholders' equity.............................       2,053   3,067    2,161     (2,083)   (2,226)

------------------------------------
NOTE: Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation.
         -------------------------------------------------

Results of Operations

     Years Ended June 30, 2001 and 2000

     Net loss for the year ended June 30, 2000 was due mainly to the fact that the Company did not release any new films nor receive any income from its investments through its subsidiary. Revenues for the twelve months ended June 30, 2001 decreased to $3,706 compared to $146,844 for the twelve months ended June 30, 2000. No new films became available for delivery during either period, although the company is in post production for one film project recently acquired.

     Costs related to the revenues increased to $ 152,953 for the twelve months ended June 30, 2001 as compared to $140,580 for the twelve months ended June 30, 2000. The relative increase costs are primarily related to depreciation costs associated with the earlier acquisition of the Kimon library and Hallmark film assets.

     Selling, general and administrative expenses increased by $106,120 to $1,242,737 for the twelve month period ended June 30, 2001 from $ 1,136,617 for the comparable period ending June 30, 2000. This increase is primarily due to increases in allowances for settlement and excessive interest and professional fee charges relating to litigation settlement.

     There was no other income recognized in the twelve-month period ended June 30, 2001 and June 30, 2000.

     Since the change in management control in March of 1998, new management has undertaken several steps to reverse unfavorable results. The company embarked on, and still is in progress with, a recapitalization program with positive results. The Company purchased a feature film, in post production, and is seeking an equity interest in another company in addition to its acquisitions of the twelve-month period ended June 30, 2000. The Company has also engaged new managerial staff to further assist in its future performance.


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

     At June 30, 2001, the Company held approximately $1,163 of cash.

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


Item 8.  Financial Statements and Supplementary Data.

     The response to this Item is submitted as an exhibit to this report commencing on page F-1.


Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.
         -------------------------------------------------

     Reference is made to the Company's Reports on Form 8-K, dated September 24, 1997, and February 13, 1998, with respect to a change in accountants for the Company.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The directors and executive officers of the Company are as follows:


     Name                     Age             Position
     ----                     ---             --------
Johan Schotte                  40              Chairman of the Board
                                               & Chief Executive Officer

John Foster                    48              Director, President, Secretary

Patrick Speeckaert             54              Director

Jean-Marie Carrara             43              Director

Pierre Koshakji                39              Director



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

Mr. Foster served as interim President of the Company from January, 2000 through June 2000, and has been extended through 2001, and is currently serving as President of the Company.

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

Pierre  R.  Koshakji   co-founder,   and  former   President  and  director  of,
Entertainment Education Enterprises Corporation (E3 Corporation), an international sports, entertainment, and investment group. E3 Corporation has offices in Dallas, Luxembourg and Los Angeles and has a professional affiliation with the Lamar Hunt group of companies, Unity Hunt. Prior to E3 Corporation, Mr.

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


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2001, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that Messrs. Carrara and Foster did not file Form 3 Reports.


Item 11. Executive Compensation.

     The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the four most highly compensated executive officers who were executive officers as of June 30, 2001, and other significant employees for whom inclusion in the following table would be required but for the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:


                               Summary Compensation Table


                                      Annual Compensation           Long-Term
                                --------------------------------    Securities
Name and             Fiscal                         Other Annual    Underlying    All Other
Position              Year      Salary     Bonus    Compensation     Options    Compensation
--------              ----      ------     -----    ------------     -------    ------------

Johan Schotte         2001     260,000      --           --             --            --
Chief Executive       2000       6,860      --           --             --       161,140(1)
Officer; Chariman     1999      29,050      --           --             --       138,950(1)
                      1998       5,000      --           --             --        43,000(1)


Pierre Koshakji       2001         --       --           --             --            --
                      2000         --       --           --             --       114,000(1)
                      1999      36,750      --           --             --       131,250(1)
                      1998       5,000      --           --             --        43,000(1)


John Foster           2001     156,000      --           --             --            --
President             2000      49,250      --           --             --        12,312



(1) Represents deferred compensation which accrued during the fiscal years indicated. Mr.Schotte received $$181,950 in the fiscal year ended June 30, 2000 in respect of the deferred salary for the prior two fiscal years. Mr. Koshakji received $135,310 in the fiscal year ended June 30, 2000 in respect of a portion of the deferred salary for the prior two fiscal years. Mr. Koshakji is no longer an employee of the company for the year ended June 30, 2001. See "Compensation Arrangements, Termination of Employment and Change-in-Control Arrangements" for a more detailed explanation of the terms of the compensation agreements between the Company and its executive officers.

Options/Stock Appreciation Rights

     The following table provides information with respect to stock options and stock appreciation rights ("SARs") granted to the named executive officers during the fiscal year ended June 30, 2001.


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



                  Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table


                                                                    Number of Securities
                                     Underlying Unexercised         Value of Unexercised
                                      Options at Year End           In-the-Money Options
                                      -------------------          ----------------------
                         Shares
 Name                   Acquired       Value
Unexercisable         On Exercise    Realized    Exercisable     Unexercisable    Exercisable
-------------         -----------    --------     ----------     -------------    -----------


Johan Schotte(1)          __            __         103,385         $ 49,624           __



Pierre Koshakji(1)        __            __         103,385         $ 49,624           __




(1) The chart does not include 5,000 stock options for Mr.Schotte, and 1,350 stock options for Mr. Koshakji, in each case issued in connection with personal loans made to the Company. See "Certain Relationships and Related Transactions." The table also does not include warrants held by affiliates of Mr.Schotte. See "Security Ownership of Certain Beneficial Owners and Management."

Note: No bonus has been paid or distributed in the past four quarters.



Director Compensation

     The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. In the period ending 2000, each Board Member received 2000 shares of Common Stock in consideration for their participation. There have been no other distributions of Stock to the Board Members.


Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control
Arrangements


     In March, 1998, Mr. Stephen Greenwald stepped down as CEO of the Company in connection with a change in management control of the Company. In connection with such change of management, Mr. Greenwald terminated his existing employment agreement and entered into a new compensation arrangement with the Company. Mr. Greenwald agreed to serve as managing director of the Company through December 31, 1999, and was to receive the sum of $130,000 during such period in varying monthly payments. In addition, in consideration of terminating his existing employment agreement, Mr. Greenwald was to receive an additional $130,000, also payable in varying monthly amounts during the two-year period ending December 31, 1999. In September, 1999, Mr. Greenwald resigned as a Director of the Company to pursue other interests. He also agreed to settle all outstanding payments due to him under his employment agreement, and to resign as a Managing Director of the Company, in consideration of receiving a settlement payment of $100,000, together with 200,000 shares of restricted common stock.

     In connection with the change in management control of the Company in March, 1998, Mr. Ira Smith, a former officer and director of the Company (through S.F.H. Associates, Inc.), agreed to serve in a consulting capacity to the Company for the period from March, 1998 through December 31, 1999. Pursuant to such consulting agreement, Mr. Smith's consulting company was entitled to receive the sum of $160,000 during such period, payable at the rate of $8,000 per month, commencing May, 1998. In addition, in consideration of terminating his then existing employment agreement with the Company, Mr. Smith was entitled to receive an additional $100,000, payable in varying monthly amounts during the term of the consulting agreement. Following a default by the Company under the consulting agreement, Mr. Smith agreed to terminate his consulting agreement with the Company in consideration of receiving a settlement payment of $100,000, together with 200,000 shares of restricted common stock.

     In connection with the change of control in the Company in March, 1998, Johan Schotte entered into a two-year employment agreement with the Company, commencing as of January 1, 1998 and continuing through December 31, 1999. Mr. Schotte's compensation was fixed at $150,000 per year during such period. Mr. Koshakji also entered into a two-year employment agreement with the Company at the rate of $150,000 per annum. The agreement with Mr. Schotte was extended for an additional period of one year at the rate of $250,000 per year, and the agreement with Mr. Koshakji was extended for a period of six months at the rate of $5,000 per month. As of June 30, 2000, a substantial portion of the compensation due to Messrs. Smith and Koshakji under their respective agreements was past due for the period from January 1, 1998 through the fiscal year ended June 30, 2000. Mr. Koshakji resigned his position as President of the Company on September 30, 2000.

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


     (III)Market Cap Bonus: At the end of each fiscal year, beginning with the fiscal year commencing July 1, 1998, if the Company's market capitalization increases from the preceding year based on the average closing price for the 30 previous consecutive trading days, the market capitalization bonus shall equal 1% of the differential. Messrs. Schotte and Koshakji each waived their right to receive a market cap bonus for the fiscal year commencing July 1, 1999.

     John Foster served as interim President of the Company from January, 2000 through June, 2000 at the rate of $9,850 per month. In July 2000, he became President of the Company and agreed to a one-year extension of his agreement at the rate of $12,000 per month. Mr. Foster's accrued salary has gone unpaid and remains as a payable of the Company as of the end of June 30, 2001.

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

Item 13. Certain Relationships, Related and Subsequent Transactions.

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

     In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share. The $2,500 loan to Media Trust S.A. is currently outstanding as of June 30, 2001 along with the reconciliation of commissions which may be due to Media Trust.

     During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds).

     In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action martial arts love story and was expected to start pre-production in January, 2001. Management of the Company owns an indirect 50% equity interest in Red Sun Productions, Inc., a production company, which owns all rights to the film "HARA."

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

     In April of 2001, the Company's subsidiary, Odyssey Ventures Online Holding S.A. formulated a subscription document in Luxembourg, specific to non-US investors in seeking a capital amount totaling 5.0 million US Dollars. As of the close of business on June 30, 2001, there were no subscribers or participants in the subscription document and non were expected to participate in the near future.

     In May of 2001, management entered into discussion regarding the possible restructure of the present management for and in consideration of certain adjustments to the operational direction of company. It is contemplated that certain assets and liabilities would be taken over by Mr. Schotte in an effort to streamline the debts of Odyssey and the directions of its subsidiary, Odyssey Ventures Online Holding S.A. During such a transition, Mr. Schotte would step down as an employee of the Corporation to manage the subsidiary. The intention would be to transact the eventual purchase or split of the subsidiary for certain consideration. Such a transaction would be noted in forthcoming quarterly reports, if approved and enacted upon. This transition would place Mr. Foster in the position of CEO and Chairman of the Board. The Board has scheduled such a meeting to occur on or before the end of November 2001.

     On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey.

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

4.14    Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)

4.15 Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)

10.1    1989 Long Term Incentive Plan(1)

10.02 Lease for office premises at 16910 Dallas Parlway, Suite 104, Dallas Texas dated February 1, 2001(8)

10.03 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors , Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)

10.04 Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March 2, 1998 (10)

10.05   Employment Agreement with Johan Schotte, dated March 2, 1998 (10)

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



                                    ODYSSEY PICTURES CORPORATION


Dated: November 8, 2001       By:   /s/ John Foster
                                  -----------------------------
                                       John Foster, President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                 Date


/s/ Johan Schotte             CEO and Chairman                      11/8/01
----------------------        (Principal Executive &
    Johan Schotte             Financial Officer)


/s/ John Foster               Director, President                   11/8/01
----------------------
    John Foster


/s/ Jean-Marie Carrara        Director                              11/8/01
----------------------
    Jean-Marie Carrara


/s/ Patrick Speeckaert        Director                              11/8/01
----------------------
    Patrick Speeckaert


/s/ Pierre Koshakji           Director                              11/8/01
----------------------
    Pierre Koshakji