Form 10-Q
period 2001-09-30
ODYSSEY PICTURES CORP
filed 2001-12-26
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______


                           Commission File No. 0-18954
                                               -------

                          ODYSSEY PICTURES CORPORATION
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)


        Nevada                                                   95-4269048
------------------------                                    -------------------
(State or other juris-                                       (I.R.S. Employer
diction of incorporation                                    Identification No.)
   or organization)


              16910 DALLAS PARKWAY, SUITE 104, DALLAS, TEXAS 75248
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No.: (972) 818-7990,  FAX (972) 818-7829
                            -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirement for at least the past 90 days.   Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share 21,174,340 outstanding shares as of September 30, 2001.

                          ODYSSEY PICTURES CORPORATION


ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 2001, June 30
        2001, 2000 and 1999..............................................     2

        Consolidated Statements of Operations for the Nine and Three Month
        Periods Ended September 30, 2001, 2000 and 1999..................     3

        Consolidated Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended September 30, 2001...............     4

        Consolidated Statements of Cash Flows for the Nine Month
        Periods Ended September 30, 2001, 2000 and 1999..................     5

        Notes to Financial Statements....................................  6-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    11


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    15

Item 2. Changes in Securities and Use of Proceeds........................    15

Item 3. Defaults Upon Senior Securities..................................    15

Item 4. Submission of Matters to a Vote of Security Holder...............    15

Item 5. Other Information................................................    16

Item 6. Exhibits and Reports on Form 8-K.................................    17

Signatures...............................................................    18


                                                      ODYSSEY PICTURES CORPORATION
                                                       Consolidated Balance Sheets


                                                                       Sept 30,         June 30,        June 30,         June 30,
Assets                                                                   2001             2001            2000             1999
                                                                    ----------------  -------------- ----------------  -------------

     Cash                                                                   $ 1,503         $ 1,163         $ 31,215        $ 4,715
     Accounts receivable, net of allowances
     of $0 and $0                                                            87,405          87,406          208,511         81,986
     Notes receivable                                                        41,092         153,774          149,296        131,272
     Film costs, net                                                      3,715,734       3,923,405        4,095,824      4,383,629
     Prepaid expenses and other                                             591,632         409,706          450,906        380,906
     Investments                                                          1,333,424       1,220,742        1,001,100        456,600
                                                                    ----------------  -------------- ----------------  -------------

          TOTAL ASSETS                                                  $ 5,770,790     $ 5,796,195      $ 5,936,852    $ 5,439,108
                                                                    ================  ============== ================  =============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

     Accounts payable and accrued expenses                                  789,163         699,563          819,038      $ 805,071
     Accrued wages/management contracts/structured payments               1,063,033       1,050,368          709,545        839,185
     Accrued interest                                                       226,414         226,414          226,414        163,198
     Due to producers and participants                                      250,000         250,000          250,000        250,000
     Deferred revenues                                                            0               0           29,000         29,000
     Notes and loans payable                                              1,525,890       1,517,135          835,680      1,192,081
                                                                    ----------------  -------------- ----------------  -------------

     Total Liabilities                                                  $ 3,854,500     $ 3,743,480      $ 2,869,678    $ 3,278,535
                                                                    ================  ============== ================  =============

     Commitments and contingencies

Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
     Authorized - 10,000,000 shares
                                                                                  0               0                -         50,000
     Preferred stock, Series B, par value $.10
     Authorized - 10,000,000 shares
                                                                                  0               0          450,000        450,000
     Common stock, par value $.01;
     Authorized - 40,000,000 shares
     Issued and outstanding -
          21,174,340; 21,174,340; 13,103,428; and 8,284,728                 211,743         211,743          131,034         82,847
     Capital in excess of par value                                      35,624,038      35,624,038       34,820,443     32,704,197
     Accumulated deficit                                                (33,919,491)    (33,783,061)     (32,334,304)   (31,126,471)
                                                                                                                       -------------
     Total shareholders' equity (deficit)                                 1,916,290       2,052,720        3,067,173      2,160,573
                                                                    ----------------  -------------- ----------------  -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)          $ 5,770,790     $ 5,796,200      $ 5,936,850    $ 5,439,108
                                                                    ================  ============== ================  =============





                                  The accompanying notes are an integral part of these financial statements.


                                                                       1



                                               Consolidated Statements of Operations
                                              For the Three Months Ended September 30,


                                                                   2001                2000              1999
                                                             ------------------  -----------------  ----------------

Revenue
                                                                          $495            $ 1,431          $ 37,653
Expenses

        Costs related to revenues                                       25,746             27,621            37,180
        Selling, general and
        administrative expenses                                         84,141            151,950           292,145
                                                             ------------------  -----------------  ----------------
                                                                       109,887            179,571           329,325
                                                             ------------------  -----------------  ----------------

        Operating income (loss)                                       (109,392)          (178,140)         (291,672)

Other income (expenses)

        Interest income                                                      -              6,012             4,348
        Interest expense                                               (27,034)            (8,755)          (29,132)
                                                             ------------------  -----------------  ----------------

        Income (loss) from operations
        before provision for income taxes                             (136,426)          (180,883)         (316,456)
        Provision / Benefit for income taxes                                 -                  -                 -

        NET INCOME (LOSS)                                           $ (136,426)        $ (180,883)       $ (316,456)
                                                             ==================  =================  ================

Basic income (loss) per share                                            (0.01)             (0.02)          $ (0.04)

        Weighted average common
        shares outstanding                                          21,174,340         11,589,301         8,764,728
                                                             ==================  =================  ================

Diluted income (loss) per share                                          (0.01)             (0.02)          $ (0.04)

        Weighted average common
        shares outstanding                                          21,174,340         11,589,301         8,764,728
                                                             ==================  =================  ================







                            The accompanying notes are an integral part of these financial statements.



                                                           ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements Of Changes in Shareholders' Equity (Deficit)
                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 1997               -          -       -       -        3,279,515  $32,796 $26,358,583  $(28,617,284)$(2,225,905)
  Issuance of shares of preferred
     stock to equity investors       500,000   50,000                                             450,000                   500,000
  Issuance of shares of common stock
     in exchange for cancellation
     notes payable and other
     liabilities                                                           1,010,455   10,104     529,235                   539,339
  Issuance of shares of common stock
     to equity investors                                                      66,667      667      49,333                    50,000
  Issuance of shares of stock in
     exchange for cancellation of
     deferred compensation notes                                             667,648    6,676     165,823                   172,499
  Issuance of shares of common stock
     in consideration for service
     rendered                                                                  5,000       50                                    50
  Net loss                                                                                                   (1,119,414) (1,119,414)
                                     -------  ------- --------- --------   --------- -------- -----------  ------------- -----------
Balances - June 30, 1998             500,000  $50,000     -         -      5,029,285  $50,293 $27,552,973  $(29,736,698)$(2,083,432)
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                    45,000      450      19,350                    19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                        4,050,000                 4,500,000
  Issuance of shares to officers in
     payment of notes                                                        830,055    8,301     251,943                   260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                 200,000    2,000      86,000                    88,000
  Issuance of shares in consideration
     for legal services rendered                                             100,000    1,000      39,000                    40,000
  Issuance of shares of common stock
     to equity investors                                                   1,500,000   15,000     425,693                   440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                        50,000      500      16,500                    17,000
  Issuance of shares in consideration
     for services to be rendered                                             181,667    1,816     104,000                   105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                    348,721    3,487     158,738                   162,225
  Net loss                                                                                                   (1,389,773) (1,389,773)
                                    --------  ------- --------- -------- ----------- -------- -----------  ------------- -----------
  Balances - June 30, 1999           500,000  $50,000 4,500,000 $450,000   8,284,728 $ 82,847 $32,704,197  $(31,126,471) $2,160,573
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                 3,000,000   30,000   1,170,000                 1,200,000
  Issuance of shares of common stock
     to equity investors            (500,000) (50,000)                     1,818,700   18,187     946,246                   914,433
  Net loss                                                                                                   (1,207,831) (1,207,831)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,103,428 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common stock                 (4,500,000)(450,000)  4,101,234   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
Net loss                                                                                                     (1,448,758) (1,448,758)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,174,335 $211,743 $35,624,038  $(33,783,060) $2,052,721
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common
     stock to equity                                 (4,500,000)                                                             n/c

Net loss                                                                                                       (136,426)   (136,426)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - September 30, 2001             -        -          -        -  21,174,335 $211,743 $35,624,038  $(33,919,486) $1,916,295
                                    ========  ======= ========= ======== =========== ======== ============ ============= ===========


                          The accompanying notes are an integral part of these financial statements.



                                          Consolidated Statements of Cash Flows



                                                                              For the Three Months Ended September 30,

                                                                                2001           2000            1999
                                                                           --------------- --------------  --------------

Cash Flows From Operating Activities:
       Net income (loss)                                                       $ (136,426)    $ (166,072)     $ (316,456)
       Adjustments to reconcile net income (loss)
       to net cash used in
       operating activities:
          Amortization of film costs                                               25,746         25,746          34,081
          Additions to film costs                                                                                      -
          Other depreciation and amortization                                           -                              -
       Changes in assets and liabilities:                                                                              -
          Accounts receivable, net                                                      -         (6,445)              -
          Notes receivable and advances                                           112,682        (65,006)         (4,348)
          Prepaid expenses and other                                                8,755        (21,728)              -
          Accounts payable and accrued expenses                                    89,600          6,445          (5,535)
          Accrued wages                                                            12,665         88,000               -
          Accrued interest                                                              -         (5,989)              -
                                                                           --------------- --------------  --------------

              Net cash used in operating activities                               113,022       (145,049)       (292,258)
                                                                           --------------- --------------  --------------

Cash Flows From Investing Activities:
       Acquisitionof Feature Films                                                                (7,000)              -
       Acquisition of fixed assets (Purchase Pooling)                                             44,500               -
       Subsidairy Activity                                                       (112,682)      (220,755)
                                                                           --------------- --------------  --------------
              Net cash used in investing activities                              (112,682)      (183,255)              -
                                                                           --------------- --------------  --------------

Cash Flows From Financing Activities:

       Net proceeds from private placement sale of common stock                         -              -         (16,448)
       Net proceeds/payments - notes and loans payable                                  -        297,838         467,944

       Issuance of shares of common stock to equity investors                                     25,000               -

                                                                           --------------- --------------  --------------
       Net cash provided by financing activities                                        -        322,838         451,496
                                                                           --------------- --------------  --------------

       Net increase (decrease) in cash                                                340         (5,466)        159,238
       Cash at beginning of period                                                  1,163         31,215           4,715
                                                                           --------------- --------------  --------------

       Cash at end of period                                                      $ 1,503       $ 25,749       $ 163,953
                                                                           =============== ==============  ==============







                             The accompanying notes are an integral part of these financial statements.




                                     Consolidated Statements of Cash Flows



                                                                        For the Years Ended June 30,

                                                                      2001          2000           1999
                                                                   ------------  ------------  -------------

Supplemental Disclosures of Cash Flow Information:

Non-cash transactions:

      Issuance of shares of preferred stock for purchase of
          Kimon film library and other assets                                                    $4,500,000
                                                                                               =============
      Issuance of shares in consideration for services rendered
          and to be rendered                                                                      $ 250,816
                                                                                               =============
      Issuance of shares of common stock in full satisfaction
          of loans and accrued interest                                                           $ 162,225
                                                                                               =============
      Issuance of shares of common stock as partial consideration
          for loans made to company                                                                $ 19,800
                                                                                               =============
      Issuance of shares to officers in payment of notes in 2000
          (1999) and deferred compensation (1998 and 1997)                         $ 252,187      $ 260,244
                                                                                 ============  =============
      Issuance of note payable to purchase stock in
          E-3 Sports New Mexico, Inc.
      Issuance of note payable to purchase stock in
          Media Trust S.A.

Cash paid during the year for:

      Interest                                                                           $ -            $ -
                                                                                 ============  =============

      Income taxes                                                                       $ -            $ -
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

1. Summary of Significant Accounting Policies:
   -------------------------------------------

     a)   Organization and Nature of Operations:

          Odyssey Pictures Corporation (the "Company") was organized in December 1989 as a Nevada corporation. It was primarily structured as a holding company for media activities. The Company is currently engaged in the international distribution of motion pictures, and manages certain investments through a recently formed subsidiary named Odyssey Ventures Online Holding S.A., which is based in Luxembourg.

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

          Virtually all of the Company's revenues for the period ended June 30, 2001, 2000, 1999, and 1998 were from foreign distribution rights and residuals relating thereto.


     d)   Film Costs:

          Film costs include (1) development cost, (2) cost of production, (3) investment in distribution rights, and (4) marketing and distribution expenses. Film costs are amortized, and estimated residual and participation costs are accrued, on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total ultimate gross film revenues from all sources.

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

     e)   Investments:

          Investments consist of shares of common stock in three privately held corporations, representing 18% ownership of two of the corporations and one in which the Company has a 99% ownership. These investments are accounted for using the cost method.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



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

          None to report.


2. Change in Management Control:
   -----------------------------

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



     Mr. Foster still remains as the company's President and his contract was renewed for the periods ending June 30, 2001 and 2002.

     Subsequently, Mr. Foster was nominated as CEO and Chairman of the Board on July 6, 2001. Mr. Schotte stepped down as CEO and became Executive Vice Chairman, with plans to eventually manage the operations of Odyssey Ventures Online Holding S.A.

3. Results of Operations and Management's Plans:
   ---------------------------------------------

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

     Net loss for the period ended June 30, 2001 was due to the fact that the Company did not release any new films and did not enter into any new agreements for the release of existing rights in films. Net income for the period ended June 30, 2001 was due primarily from various transactions which are explained in the category of "Other Income" below.

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

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas and as of September 30, 2001, the Company had four full-time employees, consisting of Mr. Schotte, Mr. Foster, the CEO, President/Secretary, and two administrative assistants, respectively, in addition to one part time financial manager.

4. Acquisition of Film Assets:
   ---------------------------

     On July 14, 1998, the Company entered into an Asset Purchase Agreement with Sweden based Kimon Mediaright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. In exchange, the Company agreed to issue to Kimon 4,500,000 shares of the Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. The Series B Preferred Stock is subordinate to the Company's Series A Preferred Stock, consisting of 500,000 shares (plus accruals thereunder) having a liquidation preference of $1.00 per share. Kimon had the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. The contract was conditioned on the consent of Hallmark Entertainment to the assignment of its distribution agreement with Kimon to the Company. Such consent was obtained in August 1998. In connection with the acquisition, an affiliate of Kimon agreed to render management services to the Company in connection with the marketing of the distribution rights acquired by the Company. In consideration of such management services, the affiliate will receive certain royalties based on sales of the Hallmark films plus reimbursement of cost incurred in connection with such management services. As

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



of December 31, 2000, the Board of Directors of the Company had approved to extend the conversion period for the Kimon Shares. This was mainly due to the fact the Management of the Company has restructured certain terms of the Purchase Agreement and has reduced the effective costs of the transaction. In addition, Kimon would assist, in an agency relationship, in further developing the sales efforts and furthering the Company's sales efforts with its Internet company, Filmzone.com, which the Company has acquired recently within the terms of the restructured transaction, and would design the Company Website for its marketing expansion into the Internet related business.

     On February 26, 2001, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation. There were 4,101,283 shares issued for the 4,500,000 Preferred Shares. All are restricted under rule 144 provisions.

5. Income Taxes:
   -------------

     At September 30, 2001, the Company had a federal net operating loss carry forward, for tax purposes, of approximately $33,919,491 expiring through 2011. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earnout limitation").

6. Notes and Loans Payable:
   ------------------------

     In January of 2001, the company has entered into a settlement with Ian Jessel (Ian Jessel vs. Odyssey Pictures Corporation) of which an amount was agreed upon to be paid over a period of time. This amount has been reduced from the accrued portion of the balance sheet and entered into notes payable, resulting in an increase to the Notes Payable,

     In June of 2001, the company borrowed funds through a related party of Mr. Schotte and from a related investor to Odyssey in order to pay the initial payment to Mr. Jessel. Part of the repayment of this amount is contributed through Mr. Schotte by a reduction of past salaries due Mr. Schotte.

7. Commitments and Contingencies:
   ------------------------------

     Lease Commitments:

     The Company conducts its operations out of sub-leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75287 which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another company related to Mr. Foster, named JL Media Services LLC. Rent expense for the space is $ 2,500 per month, with a $2,500 deposit and will continue for a period of 5 years, to March 1 of 2006. The Company has storage facilities to store its older records and film materials and leases on a month-to-month basis of $500.00 each month.

     In addition, the company has leased space from Media Trust, S.A., at the rate of $1,000 per month. Media Trust, S.A. is an affiliated company of Mr. Schotte and one in which the Company has an 18% interest. The lease is on a month-to-month basis and was not renewed on July 1, 2001.

9. Shareholders' Deficit
   ---------------------

     Management has omitted discussion of this section.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements


10. Stock Options and Warrants:
    ---------------------------

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

     During the fiscal year ended June 30, 2000, no warrants were issued to officers, directors and holders of notes payable. Warrants to be issued, if any, were deferred by management.

     During the fiscal year ended June 30, 2001, no warrants were issued to officers, directors and holders of notes payable. Warrants to be issued, if any, were deferred by management.

11. Related Party Transactions:
    ---------------------------

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



     In December 1998, Lecoutere Finance S.A., an affiliate of the then CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 ($.30 per share). The price was based on the average price of the Company's common stock for the 30 day period preceding the date of purchase (i.e., $ .37 per share), less a 20% discount due to the restricted nature of the shares purchased. (See Related party transactions").

     On December 1, 1998, a total of 50,000 three-year warrants were issued to three parties (one of which is an affiliate of the Company) in consideration of extending the maturity date of loans to the Company. The warrants have an exercise price of $1.00 per share.

     In October of 2000, a non-related party exercised warrants for a purchase price of $25,000 for $1.00 per share consideration.


12. Subsequent Events:
    ------------------

     As of June 30, 2001, the note payable to Mr. Jessel in settlement of the contract lawsuit, had two remaining payments due. One being on July 31, 2001 and the final being on August 30, 2001. Mr. Jessel was notified that these payments would not be met. An extension was granted by Mr. Jessel to November of 2001. Upon further discussion, the amount was extended further, for a nominal interest payment, to the end of December 2001.

     In September of 2001, the Company reached a settlement with the outstanding lawsuit brought about by Mr. Dennis Morgan. Payments for the settlement are to begin in October 30, 2001 with the final payment(s) extending into the year 2002. The Company has an option for discounting the total settlement should it have the financial ability to do so at the time. The initial payment was extended, for a nominal sum, to the end of December 2001.

     On July 6, 2001, the Board of Directors conducted a meeting wherein a change in management was initiated through a tentatively approved plan. Effective July 1, 2001, Mr. Schotte stepped down as CEO and Chairman and Mr. Foster was elected to the positions of CEO and Chairman. Mr. Schotte remained on the Board as Executive Vice Chairman until December 2001. The purpose of this adjustment is to organize the direction of the company to focus mainly on its core of past business in that of film revenues and distribution. Mr. Schotte plans to manage and eventually acquire the subsidiary of Odyssey Ventures Online Holding S.A. and maintain its interests in continued investing activities. Such acquisition plans have been presented to the Board for approval and further consideration.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     Three months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 decreased to $ 495 from $1,431 for the comparable three month period ended September 30, 2000. This decrease is due to less aggressive exploitation of the film library and more activity in the acquisition of additional film product, one of which is in its final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. No new films became available for delivery during this period, although the Company is in post production for one film project recently acquired.

     Costs related to revenues decreased to $ 25,746 for the three month period ended September 30, 2001 from $ 27,621 for the comparable three months ended September 30, 2000. This is mainly due to the accounting for depreciation of the Kimon library assets acquired in 1998.

     Selling, general and administrative expenses decreased significantly by $ 69,684 to $ 109,887 for the three month period ended September 30, 2001, from $ 179,571 for the comparable three month period in 2000. The decrease in costs is primarily attributed to the decrease in executive salaries.

     Interest expense increased to $ 27,034 for three month period ended September 30, 2001, from $ 8,755 for the comparable three month period ending
September30, 2000. This is due to the added calculations of interest on settlements and interim notes that were used for adherence to certain settlements.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 2001, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $33,919,491 expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 2001, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company held $ 1,503 of cash.

The Company had no material commitments for capital expenditures as of September 30, 2001.

Management's Notes to Consolidated Financial Statements
-------------------------------------------------------

1.   Basis of Financial Statement Preparation

     The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 2001.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2001, (b) the results of operations for the three month periods ended September 30, 2001 and 2000 (c) cash flows for the three periods ended September 30, 2001 and 2000 and (d) statements of changes in shareholders' equity (deficit) for the three month period ended September 30, 2001 and 2000.

2. Sale of Valuation Key for Company Preferred Stock and Adjustment to Purchase Agreement with Kimon Mediaright AB.

     In December 1999, the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998. Certain of Kimon's assets were acquired in consideration of such an exchange, and the Company is now in the process of completing a stock purchase of an internet company, a subsidiary of Kimon, of which the Company will own 100%. The Company now is in a development process with Kimon in order to 1) enhance the Company's Internet capabilities to all international buyers and 2) develop direct sales and licensing effort in order to exploit its library of films.

3.   Litigation - Accrued Wages

     Included in accrued wages is a contingent amount for Ian Jessel, the former CEO of the film division of the Company. Mr. Jessel brought suit against the Company on November 9, 1999, in the Los Angeles Superior Court, State of California. The matter is styled "Ian Jessel v. Odyssey Pictures Corp." In the suit, the Plaintiff alleges breach of employment contract, fraud, and fraudulent conveyance. An Answer to the lawsuit has been filed and discovery is underway. The Plaintiff seeks unspecified compensatory damages. Management of the Company believes that there are substantial defenses to this action. In December of 2000, management requested mediation talks to begin and has settled the ongoing litigation matters.

4.   Private Placement

     During the quarter ended September 30, 2001, there were no Private Placements for the Company.

5.   Agreements to Satisfy Certain Liabilities Through Issuance of Common Stock

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

     a.   Complaint  for  alleged  breach  of  employment  contract,  fraud  and fraudulent conveyance - Plaintiff alleges breach of an employment contact. An Answer to the lawsuit has been filed and discovery is underway. Plaintiff seeks unspecified compensatory damages. The company has advised that there are substantial defenses to this action. In December of 2000, the Company advised that it was going into mediation talks for a settlement, which was later entered into and accepted in February of 2001. In June of 2001, the first payment was made with subsequent payments thereafter. Final payment is expected to be made at the end of December 2001.


     Lawsuit - Dennis Morgan v. Odyssey  Pictures  Corp.,  Johan Schotte,  Johan
Schotte Productions, Inc., Red Sun Productions, Inc., Matrusa Corp., Media Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 1999, Los Angeles Superior Court, State of California.

     a. Plaintiff alleges unspecified damages for alleged breach of oral contract, breach of written contract, breach of implied contract, fraud, and negligent misrepresentation of conveyance. The action had been served and the company filed a demurrer to the Complaint. The company advised previously that Mr. Morgan was not an employee of the company and there are substantial defenses to the action. As of the end of October 2001, the company entered into a settlement agreement and expects to satisfy all outstanding complaints.

     Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.

     a. Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2000. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants.



ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not Applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5.   OTHER INFORMATION.


Certain Relationships and Related Transactions
----------------------------------------------

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

     During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds). Mr. Koshakji loaned the company an additional $4,500 in July, 2001 and this loan shall also bear the same interest.

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

     During the quarter ended June 30, 2000, and upon the approval of the Board of Directors, the Company capitalized, along with another party, a company domiciled in Luxembourg under the name Odyssey Ventures Online Holding, S.A.
(OVO). The Company capitalized OVO with $544,500 in exchange for 99% of the Common Stock of OVO. In April 2000, OVO made an equity investment in
PurchasePooling.com, Inc., an internet purchasing aggregation company. OVO continues to seek additional similar investments for expansion of its media activities, one of which is Webtelemarketing, an internet placement company, and another service entity entitled "Moneecard".

     In April of 2001, the Company's subsidiary, Odyssey Ventures Online Holding S.A. formulated a subscription document in Luxembourg, specific to non-US investors in seeking a capital amount totaling 5.0 million US Dollars. As of the close of business on June 30, 2001, there were no subscribers or participants in the subscription document and none are expected to participate in the near future.

     On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey.

Events Subsequent to the Fiscal Quarter
---------------------------------------

     On December 7, 2001 Pierre Koshakji resigned as director to pursue other interests. Mr. Koshakji is still involved with E3 Corporation in which the Company owns an interest. Mr. Koshakji is owed $202,500 in past compensation as well as reimbursement for some business expenses and outstanding loans.

     On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and is the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits. None

     Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ODYSSEY PICTURES CORPORATION


                                 By:  /s/ John W. Foster
                                     ------------------------
                                      John W. Foster
                                      CEO and Chairman




DATED    December 26, 2001