Form 10-Q
period 2001-12-31
ODYSSEY PICTURES CORP
filed 2002-03-01
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               ------------------

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

Common Stock, par value $.01 per share 23,674,340 outstanding shares as of December 31, 2001.

                          ODYSSEY PICTURES CORPORATION


ITEM NO.  DESCRIPTION                                                      PAGE
--------  -----------                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2001, June 30
        2001, 2000 and 1999..............................................     2

        Consolidated Statements of Operations for the Six and Three Month
        Periods Ended December 31, 2001, 2000 and 1999...................     3

        Consolidated Statement of Changes in Stockholders' Equity
        (Deficit) for the Periods Ended December 31, 2001................     5

        Consolidated Statements of Cash Flows for the Six Month
        Periods Ended December 31, 2001, 2000 and 1999...................     6

        Notes to Financial Statements....................................  7-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................    14


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................    15

Item 2. Changes in Securities and Use of Proceeds........................    15

Item 3. Defaults Upon Senior Securities..................................    16

Item 4. Submission of Matters to a Vote of Security Holder...............    16

Item 5. Other Information................................................    16

Item 6. Exhibits and Reports on Form 8-K.................................    17

Signatures...............................................................    18

                                  WANT & ENDER
                          Certified Public Accountants
                             386 Park Avenue South
                                   Suite 1618
                               New York, NY 10016


To the Stockholders' and Board of Directors of:

Odyssey Pictures Corporation
16910 Dallas Parkway, #104
Dallas, TX 75248

We have reviewed the accompanying income statement for Odyssey Pictures Corporation for the six months ended December 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Odyssey Pictures Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Martin Ender
-------------------------
Martin Ender
Want & Ender CPA, P.C.
February 18, 2002


                                                   ODYSSEY PICTURES CORPORATION
                                                    Consolidated Balance Sheets


                                                                   December 31         June 30,          June 30,        June 30,
Assets                                                                2001               2001              2000            1999
                                                                 ----------------    --------------   ---------------  -------------

     Cash                                                               $ 14,981           $ 1,163          $ 31,215        $ 4,715
     Accounts receivable                                                  91,992            87,406           208,511         81,986
     Notes receivable                                                          -                 -           149,296        131,272
     Film costs, net                                                   3,871,914         3,923,405         4,095,824      4,383,629
     Prepaid expenses and other                                          413,206           409,705           450,906        380,906
     Investments                                                       1,382,763         1,374,517         1,001,100        456,600
                                                                 ----------------    --------------   ---------------  -------------

          TOTAL ASSETS                                               $ 5,774,856       $ 5,796,196       $ 5,936,852    $ 5,439,108
                                                                 ================    ==============   ===============  =============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

     Accounts payable and accrued expenses                             $ 895,530         $ 674,997         $ 819,038      $ 805,071
     Accrued management contracts and structured payments              1,010,957         1,074,930           709,545        839,185
     Accrued interest                                                    226,414           226,414           226,414        163,198
     Due to producers and participants                                   250,000           250,000           250,000        250,000
     Deferred revenues                                                         -                 -            29,000         29,000
     Notes and loans payable                                           1,596,095         1,517,134           835,680      1,192,081
                                                                 ----------------    --------------   ---------------  -------------

     Total Liabilities                                                 3,978,996         3,743,475         2,869,678      3,278,535
                                                                 ----------------    --------------   ---------------  -------------


Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
     Authorized - 10,000,000 shares
     Issued - 500,000 shares                                                   -                 -                 0         50,000
     Preferred stock, Series B, par value $.10
     Authorized - 10,000,000 shares
     Issued - 4,500,000 shares                                                 -                 -           450,000        450,000
     Common stock, par value $.01;
     Authorized - 40,000,000 shares
     Issued and outstanding -
     8,284,728 and 5,029,285                                             236,743           211,743           135,731         82,847
     Capital in excess of par value                                   35,974,038        35,624,038        34,815,747     32,704,197
     Accumulated deficit                                             (34,414,921)      (33,783,060)      (32,334,304)   (31,126,471)
                                                                                                      ---------------  -------------
     Total shareholders' equity (deficit)                              1,795,860         2,052,721         3,067,174      2,160,573
                                                                 ----------------    --------------   ---------------  -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)       $ 5,774,856       $ 5,796,196       $ 5,936,852    $ 5,439,108
                                                                 ================    ==============   ===============  =============


                                  The accompanying notes are an integral part of these financial statements.

                                                                       2

                                                     ODYSSEY PICTURES CORPORATION
                                                Consolidated Statements of Operations


                                                                             For the Three Months Ended December 31:

                                                                     2001                    2000                   1999
                                                              -------------------      ------------------    -------------------

Revenue                                                                    $ 420                     $ -               $ 23,599

Expenses
        Costs related to revenues                                         25,820                  24,795                 45,208
        Selling, general and
        administrative expenses                                          371,087                 130,835                289,124
                                                              -------------------      ------------------    -------------------
                                                                         396,907                 155,630                334,332
                                                              -------------------      ------------------    -------------------

        Operating income (loss)                                         (396,487)               (155,630)              (310,733)

Other income (expenses)

        Other income                                                           -                       -
        Interest income                                                        -                   1,641                  4,348
        Interest expense                                                 (19,009)                 (8,755)               (30,243)
        Litigation settlements                                           (77,950)                      -                      -
        Other income                                                           -                       -                      -
                                                              -------------------      ------------------    -------------------

        Income (loss) from operations
        before provision for income taxes                               (493,446)               (162,744)              (336,628)
        Provision / Benefit for income taxes                                   -                       -                      -

        NET INCOME (LOSS)                                             $ (493,446)             $ (162,744)            $ (336,628)
                                                              ===================      ==================    ===================

Basic income (loss) per share                                            $ (0.02)                $ (0.01)               $ (0.03)

        Weighted average common
        shares outstanding                                            21,622,499              11,720,135              9,914,018
                                                              ===================      ==================    ===================

Diluted income (loss) per share                                          $ (0.02)                $ (0.01)               $ (0.03)

        Weighted average common
        shares outstanding                                            21,622,499              11,720,135              9,914,018
                                                              ===================      ==================    ===================


                                  The accompanying notes are an integral part of these financial statements.

                                                                       3

                                                     ODYSSEY PICTURES CORPORATION
                                                Consolidated Statements of Operations


                                                                                 For the Six Months Ended December 31:

                                                                            2001                   2000                  1999
                                                                     -------------------     ------------------    -----------------

Revenue                                                                           $ 915                $ 1,431             $ 61,252

Expenses
        Costs related to revenues                                                51,566                 54,291               82,388
        Selling, general and
        administrative expenses                                                 457,240                286,672              581,269
                                                                     -------------------     ------------------    -----------------
                                                                                508,806                340,963              663,657
                                                                     -------------------     ------------------    -----------------

        Operating income (loss)                                                (507,891)              (339,532)            (602,405)

Other income (expenses)

        Other income                                                                                         -                    -
        Interest income                                                                                 12,001                8,696
        Interest expense                                                        (46,018)               (17,510)             (59,375)
        Litigation settlements                                                  (77,950)                     -                    -
        Other income                                                                  -
                                                                     -------------------     ------------------    -----------------

        Income (loss) from operations
        before provision for income taxes                                      (631,859)              (345,042)            (653,084)
        Provision / Benefit for income taxes                                                                 -                    -

        NET INCOME (LOSS)                                                    $ (631,859)            $ (345,042)          $ (653,084)
                                                                     ===================     ==================    =================

Basic income (loss) per share                                                   $ (0.03)               $ (0.03)             $ (0.07)

        Weighted average common
        shares outstanding                                                   21,415,978             11,589,301            9,312,707
                                                                     ===================     ==================    =================

Diluted income (loss) per share                                                 $ (0.03)               $ (0.03)             $ (0.07)

        Weighted average common
        shares outstanding                                                   21,415,978             11,589,301            9,312,707
                                                                     ===================     ==================    =================



                                  The accompanying notes are an integral part of these financial statements.

                                                                       4


                                                           ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements Of Changes in Shareholders' Equity (Deficit)

                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 1997               -          -       -       -        3,279,515  $32,796 $26,358,583  $(28,617,284)$(2,225,905)
  Issuance of shares of preferred
     stock to equity investors       500,000   50,000                                             450,000                   500,000
  Issuance of shares of common stock
     in exchange for cancellation
     notes payable and other
     liabilities                                                           1,010,455   10,104     529,235                   539,339
  Issuance of shares of common stock
     to equity investors                                                      66,667      667      49,333                    50,000
  Issuance of shares of stock in
     exchange for cancellation of
     deferred compensation notes                                             667,648    6,676     165,823                   172,499
  Issuance of shares of common stock
     in consideration for service
     rendered                                                                  5,000       50                                    50
  Net loss                                                                                                   (1,119,414) (1,119,414)
                                     -------  ------- --------- --------   --------- -------- -----------  ------------- -----------
Balances - June 30, 1998             500,000  $50,000     -         -      5,029,285  $50,293 $27,552,973  $(29,736,698)$(2,083,432)
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                    45,000      450      19,350                    19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                        4,050,000                 4,500,000
  Issuance of shares to officers in
     payment of notes                                                        830,055    8,301     251,943                   260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                 200,000    2,000      86,000                    88,000
  Issuance of shares in consideration
     for legal services rendered                                             100,000    1,000      39,000                    40,000
  Issuance of shares of common stock
     to equity investors                                                   1,500,000   15,000     425,693                   440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                        50,000      500      16,500                    17,000
  Issuance of shares in consideration
     for services to be rendered                                             181,667    1,816     104,000                   105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                    348,721    3,487     158,738                   162,225
  Net loss                                                                                                   (1,389,773) (1,389,773)
                                    --------  ------- --------- -------- ----------- -------- -----------  ------------- -----------
  Balances - June 30, 1999           500,000  $50,000 4,500,000 $450,000   8,284,728 $ 82,847 $32,704,197  $(31,126,471) $2,160,573
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                 3,000,000   30,000   1,170,000                 1,200,000
  Issuance of shares of common stock
     to equity investors            (500,000) (50,000)                     1,818,700   18,187     946,246                   914,433
  Net loss                                                                                                   (1,207,831) (1,207,831)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,103,428 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common stock                 (4,500,000)(450,000)  4,101,234   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
Net loss                                                                                                     (1,448,758) (1,448,758)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,174,335 $211,743 $35,624,038  $(33,783,060) $2,052,721
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common
     stock to equity investors                                             2,000,000 $ 20,000 $   230,000                $  250,000
Issuance of shares in consideration
     for services to be rendered                                             500,000    5,000     120,000                   125,000

Net loss                                                                                                       (631,859)   (631,859)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - December 31, 2001             -        -          -        -   23,674,340 $236,743 $35,974,038  $(34,414,919) $1,795,862
                                    ========  ======= ========= ======== =========== ======== ============ ============= ===========


                          The accompanying notes are an integral part of these financial statements.

                                           ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements of Cash Flows

                                                                      For the Six Months Ended December 31,

                                                                            2001                   2000                1999
                                                                      -----------------     -------------------   ---------------
Cash Flows From Operating Activities:
       Net income (loss)                                                    $ (631,859)             $ (345,042)       $ (653,084)
       Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
           Amortization of film costs                                           51,491                  51,492            63,160
           Additions to film costs                                                   -                  (7,000)                -
           Other depreciation and amortization                                       -                       -            49,656

       Changes in assets and liabilities:
           Accounts receivable, net                                             (4,586)                (97,015)          (12,301)
           Notes receivable and advances                                             -                  (8,228)           (8,696)
           Prepaid expenses and other                                           (3,501)                (43,000)          202,552
           Accounts payable and accrued expenses                               220,533                  (7,545)          (45,000)
           Due to producers and participants                                         -                       -  -              -
           Deferred revenues                                                         -                  29,000  -              -
           Accrued mangement contracts and structured payments                 (63,973)                147,000           356,401
           Accrued interest/Intercompany                                             -                 (22,000)                -
                                                                      -----------------     -------------------   ---------------
               Net cash provided (used) in operating activities             $ (431,895)             $ (302,338)        $ (47,312)
                                                                      -----------------     -------------------   ---------------

Cash Flows From Investing Activities:
       Investment in Odyssey Ventures Online                                    (8,246)               (197,642)                -
                                                                      -----------------     -------------------   ---------------
               Net cash (used) in investing activities                        $ (8,246)             $ (197,642)              $ -
                                                                      -----------------     -------------------   ---------------

Cash Flows From Financing Activities:
       Issuance of shares of common stock for services                         125,000                       -                 -
       Net proceeds/payments - notes and loans payable                          78,961                 100,907           (94,722)
       Issuance of shares of preferred stock to equity investors                     -                       -           504,944
       Issuance of shares of common stock to equity investors                  250,000                 405,000                 -
                                                                      -----------------     -------------------   ---------------
       Net cash provided by financing activities                             $ 453,961               $ 505,907         $ 410,222
                                                                      -----------------     -------------------   ---------------

       Net increase (decrease) in cash                                        $ 13,820                 $ 5,927           $ 6,509
                                                                      -----------------     -------------------   ---------------
       Cash at beginning of period                                               1,163                  27,522             4,715

       Cash at end of period                                                  $ 14,983                $ 33,450          $ 11,224
                                                                      =================     ===================   ===============






                                  The accompanying notes are an integral part of these financial statements.

                                                                       6

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

          Virtually all of the Company's revenues for the period ended December 31, 2001, 2000, and1999, were from foreign distribution rights and residuals relating thereto.

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements


     Mr. Foster still remains as the company's President and his contract was renewed for the periods ending June 30, 2001 and 2002. In January the company hired Mr. C. F. K. (Frank) Cole, as Chief Financial Officer. Mr. Cole has a one year contract expiring on December 31st of this year.

     Subsequently, Mr. Foster was nominated as CEO and Chairman of the Board on July 6, 2001. Mr. Schotte stepped down as CEO and became Executive Vice Chairman, with plans to eventually manage the operations of Odyssey Ventures Online Holding S.A. Mr. Schotte and Mr. Koshakji resigned from their board positions on December 12th and 9th, respectively. On January 3, 2002 the board of directors filled these two vacancies with Mr. Peter Bucher and Mr. Kjell Larsson by unanimous vote of the board.


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

     Net loss for the recent periods has been due to the fact that the Company did not release any new films and did not enter into any new agreements for the release of existing rights in films. Net income for the period ended June 30, 2001 was due primarily from various transactions which are explained in the category of "Other Income" below.

     Since the change in management control in March 1998, new management has embarked on a program to reverse the unfavorable results by significantly reducing overhead, taking steps to recapitalize the Company.

     The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas and as of December 31, 2001, the Company had four full-time employees, consisting of Mr. Foster, the CEO and President, and Mr. Cole as CFO and corporate secretary, and two production-administrative assistants.


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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



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


5.  Income Taxes:
    ------------

     At December 31, 2001, the Company had a federal net operating loss carry forward, for tax purposes, of approximately $34,414,931 expiring through 2011. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earnout limitation").


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


7.  Commitments and Contingencies:
    ------------------------------

     Lease Commitments:

     The Company conducts its operations out of sub-leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75248 which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another company related to Mr. Foster, named JL Media Services LLC. Rent expense for the space is $ 2,500 per month, with a $2,500 deposit and will continue for a period of 5 years, to March 1 of 2006. The Company has storage facilities to store its older records and film materials and leases on a month-to-month basis of $500.00 each month.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements



     In addition, the company leased space from Media Trust, S.A., at the rate of $1,000 per month. Media Trust, S.A. is an affiliated company of Mr. Schotte and one in which the Company has an 18% interest. The lease was on a month-to-month basis and was not renewed on July 1, 2001 and will not be further renewed.


8.  Shareholders' Deficit
    ---------------------

     Management has omitted discussion of this section.


9.  Stock Options and Warrants:
    ---------------------------

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

     During the fiscal year ended June 30, 1997, a total of 1,153,333 warrants were issued to officers, directors, employees, consultants and third parties, exercisable at prices ranging from $ 0.625 per share to $1.06 per share. The warrants are exercisable for periods ranging from three to five years. None of such warrants was exercised during fiscal year 1999 or 1998.

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements


10. Related Party Transactions:
    --------------------------

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

     In July 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,537 five-year warrants will be issued to Media Trust, S.A. with exercise prices ranging from $ .38 per share to $ .98 per share.

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


11. Subsequent Events:
    -----------------

     As of June 30, 2001, the note payable to Mr. Jessel in settlement of the contract lawsuit, had two remaining payments due. One being on July 31, 2001 and the final being on August 30, 2001. Mr. Jessel was notified that these payments would not be met. An extension was granted by Mr. Jessel to November of 2001. Upon further discussion, the amount was extended further, for a nominal interest payment, to the end of December 2001. The company has made further payments in extension and further extensions were granted up to the end of February 2002.

     In September of 2001, the Company reached a settlement with the outstanding lawsuit brought about by Mr. Dennis Morgan. Payments for the settlement are to begin in October 30, 2001 with the final payment(s) extending into the year 2002. The Company has an option for discounting the total settlement should it have the financial ability to do so at the time. The initial payment was extended, for a nominal sum, to the end of December 2001. The company has made further payments in extension and further extensions were granted up to the end of February 2002.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements


     On July 6, 2001, the Board of Directors conducted a meeting wherein a change in management was initiated through a tentatively approved plan. Effective July 1, 2001, Mr. Schotte stepped down as CEO and Chairman and Mr. Foster was elected to the positions of CEO and Chairman. Mr. Schotte remained on the Board as Executive Vice Chairman until December 2001. The purpose of this adjustment is to organize the direction of the company to focus mainly on its core of past business in that of film revenues and distribution. Mr. Schotte plans to manage and eventually acquire the subsidiary of Odyssey Ventures Online Holding S.A. ("OVO")and maintain its interests in continued investing activities. Such acquisition plans were presented to the Board for approval and further consideration. On February 1, 2002, the Board of Directors at a regularly scheduled meeting which, among other things, determined that the issues for Mr. Schotte would be resolved only after further disclosures were made by Mr. Schotte. Therefore, there is no pending acquisition for the subsidiary operations of OVO as of this time. Mr. Schotte is still the manging director of OVO.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

     Three months Ended December 31, 2001 and 2000

     Revenues for the three months ended December 31, 2001 decreased to $ 420 from $1,431 for the comparable three month period ended December 31, 2000. This decrease is due to less aggressive exploitation of the film library and more activity in the acquisition of additional film product, one of which is in its final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. No new films became available for delivery during this period, although the Company is in post production for one film project recently acquired.

     Costs related to revenues decreased to $ 25,820 for the three month period ended December 31, 2001 from $ 27,621 for the comparable three months ended December 31, 2000. This is mainly due to the accounting for depreciation of the Kimon library assets acquired in 1998.

     Selling, general and administrative expenses increased significantly to $ 371,087 for the three month period ended December 31, 2001, from $ 179,571 for the comparable three month period in 2000. The increase in costs is primarily attributed to the expenses related to the sale of stock and increased activity in pursuit of new film product, the added payroll and related expenses to fund that effort.

     Interest expense increased to $ 19,009 for three month period ended December 31, 2001, from $ 8,755 for the comparable three month period ending September30, 2000. This is due to the added calculations of interest on settlements and interim notes that were used for adherence to certain settlements.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 2001, the Company had a federal net operating loss carryforward, for tax purposes, of approximately $34,414,920 expiring through 2014, available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately
$4,900,000 of these net operating losses will be limited to approximately $350,000 per year. If stock transactions result in a change of control, as defined by IRS statute, then the loss carryforward could be reduced to 2.5% per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 2001, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company held $ 14,981 of cash.

The Company had no material commitments for capital expenditures as of December 31, 2001.

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

a. Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2000. The notice of complaint was received on August 10, 2001. Odyssey has answered this complaintdenying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two loans of 4 million francs (previous paragraph) and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses.

Due to the lack of market interest in the security Odyssey is not aggressively pursuing additional subscriptions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Senior Secured Bond is in compliance with its requirements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share. The $2,500 loan to Media Trust S.A. is currently outstanding as of December 31, 2001 along with the reconciliation of any commissions which may be due to Media Trust.

     During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds). Mr. Koshakji loaned the company an additional $4,500 in July, 2001 and this loan shall also bear the same interest. A partial payment was made on this outstanding debt.

     In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The company shall seek to recoup this refundable amount.

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


EVENTS SUBSEQUENT TO THE FISCAL QUARTER

     On January 3, 2002, at a regularly scheduled board meeting, the board of directors voted unaminously to elect Peter Bucher and Kjell Larsson to replace vacant positions made available by the resignation of Mr. Schotte and Mr. Koshakji. Mr. Bucher is a consultant in finance and resides in Germany. Prior to forming his company, Dival AG, he has a career in banking including Depty Administrator with Schaffhaus Canton Bank and the Swiss Banking Association.

     Mr. Larsson resides in Florida and owns 1,868,055 shares of Odyssey through Kemp Entertainment, a company he formed with his wife in 1999. Larsson formed TigerNet Order, Inc. a web consulting and marketing company through a Kemp subsidiary and he now serves as its President. TigerNetOrder also has a Swedish subsidiary providing similar services. Prior to moving to Florida he formed one of the first video retail chains in Sweden and later became President of Scanbox AB.

     In January the Company hired C. F. K. (Frank) Cole as the Chief Financial Officer and also installed him as corporate secretary. Mr. Cole had been serving in a consulting capacity for the company for several months and has been a venture capitalist and consultant for the last ten years. Prior to forming his own investment company Mr. Cole was CFO of a Dallas based holding company in the commercial real estate business. He also served as President of two of its subsidaries invollved in the property and asset management business. Mr. Cole has a career in banking and corporate financial consulting with some of the largest US companies involved in those industries. Mr. Cole has one year contract with the Company.

     On February 12, 2002 the company sold 1,000,000 shares of registered stock to a single investor at a price of 25 cents per share. An investment banking firm was paid for placing the equity with warrants to purchase up to 1,000,000 shares at a price of 30 cents. The warrants expire in two years.


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

DATED    March 1, 2002