Form 10-Q
period 2002-03-31
ODYSSEY PICTURES CORP
filed 2002-05-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002
                                               --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______



                           Commission File No. 0-18954
                           ---------------------------


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

Common Stock, par value $.01 per share 24,674,340 outstanding shares as of March 31, 2002.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                     Page

Item I. Financial Statements

Independent Accountant's Report                                        1

Consolidated Balance Sheets as of                                      2
 March 31, 2002, June 30, 2001, 2000 and 1999

Consolidated Statements of Operations                                  3
 for the Nine and Three Month Periods Ended
 March 31, 2002, 2001 and 2000

Consolidated Statements of Changes In                                  4
 Shareholders' Equity (Deficit) for the
 Periods Ended March 31, 2002

Consolidated Statements of Cash Flows for the Nine                     5
 Month Periods Ended March 31, 2002 and 2001 and 2000.

Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         7

Signatures                                                             10

                                  WANT & ENDER
                          Certified Public Accountants
                             386 Park Avenue South
                                   Suite 1618
                               New York, NY 10016


To the Stockholders' and Board of Directors of:

Odyssey Pictures Corporation
16910 Dallas Parkway, #104
Dallas, TX 75248

We have reviewed the accompanying balance sheet for Odyssey Pictures Corporation as of March 31, 2002 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Odyssey Pictures Corporation.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Want & Ender CPA, P.C.
-------------------------
Want & Ender CPA, P.C.
May 20, 2002

                                       1



                                               ODYSSEY PICTURES CORPORATION
                                               Consolidated Balance Sheets


                                                               March 31,         June 30,        June 30,       June 30,
Assets                                                            2002             2001            2000           1999
                                                             ---------------  ---------------  --------------  ------------

     Cash                                                          $ (7,847)         $ 1,163        $ 31,215       $ 4,715
     Accounts receivable (no allowances reserved)                   255,769           87,406         208,511        81,986
     Notes receivable                                                     -                -         149,296       131,272
     Film costs, net                                              3,687,325        3,923,405       4,095,824     4,383,629
     Prepaid expenses and other                                     486,706          409,705         450,906       380,906
     Investments                                                  1,382,764        1,374,517       1,001,100       456,600
                                                             ---------------  ---------------  --------------  ------------

         TOTAL ASSETS                                           $ 5,804,717      $ 5,796,196     $ 5,936,852   $ 5,439,108
                                                             ===============  ===============  ==============  ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

     Accounts payable and accrued expenses                        $ 924,609        $ 674,997       $ 819,038     $ 805,071
     Structured payments and management contracts                   839,126        1,074,930         709,545       839,185
     Accrued interest                                               239,463          226,414         226,414       163,198
     Due to producers and participants                              250,000          250,000         250,000       250,000
     Deferred revenues                                                    -                0          29,000        29,000
     Notes and loans payable                                      1,604,849        1,517,134         835,680     1,192,081
                                                             ---------------  ---------------  --------------  ------------

     Total Liabilities                                            3,858,047        3,743,475       2,869,678     3,278,535
                                                             ---------------  ---------------  --------------  ------------

     Commitments and contingencies

Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
     Authorized - 10,000,000 shares
     Issued - 0 shares                                                    -                -               -        50,000
     Preferred stock, Series B, par value $.10
     Authorized - 10,000,000 shares
     Issued - 0 shares                                                    -                -         450,000       450,000
     Common stock, par value $.01;
     Authorized - 40,000,000 shares
     Issued and outstanding -
            24,674,340 (Current), and 21,174,335 (2001), and        246,743          211,743         135,731        82,847
          13,103,428 (2000) and 8,284,728 (1999)                 36,214,038       35,624,038      34,815,747    32,704,197
     Accumulated deficit                                        (34,514,111)     (33,783,060)    (32,334,304)  (31,126,471)
                                                             ---------------  ---------------  --------------  ------------
     Total shareholders' equity (deficit)                         1,946,670        2,052,721       3,067,174     2,160,573
                                                             ------------------------------------------------  ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)   $ 5,804,717      $ 5,796,196     $ 5,936,852   $ 5,439,108
                                                             ===============  ===============  ==============  ============






                               The accompanying notes are an integral part of these financial statements.




                                                       ODYSSEY PICTURES CORPORATION
                                                 Consolidated Statements of Operations


                                     For the Three Months Ended March 31:              For the Nine Months Ended March 31:

                                        2002           2001        2000                   2002         2001        2000
                                     -----------    -----------  ----------            -----------   ----------  ----------
Revenue
                                      $ 166,167        $ 2,275    $ 25,180              $ 167,082      $ 3,706    $ 86,432
Expenses

     Costs related to revenues           53,429                     35,746                104,996       54,291     118,134
     Selling, general and
     administrative expenses            135,809        145,436     196,854                593,049      432,108     778,123
                                     -----------    -----------  ----------            -----------   ----------  ----------
                                        189,238        145,436     232,600                698,045      486,399     896,257
                                     -----------    -----------  ----------            -----------   ----------  ----------

     Operating income (loss)            (23,071)      (143,160)   (207,420)              (530,963)    (482,693)   (809,825)

Other income (expenses)

     Interest income                          -              -         286                      -       12,001       8,982
     Interest expense                   (57,003)        (8,755)    (21,845)              (102,953)     (17,510)    (81,220)
     Gains (Losses) from Litigation
       and offsets                      (19,116)             -           -                (97,134)           -           -
     Other income (expense)                   -              -
                                     -----------    -----------  ----------            -----------   ----------  ----------

     Income (loss) from operations
     before provision for income taxes  (99,190)      (151,915)   (228,979)              (731,050)    (488,202)   (882,063)
     Provision / Benefit for income taxes     -              -           -                      -            -           -

     NET INCOME (LOSS)                $ (99,190)    $ (151,915)  $ (228,979)           $ (731,050)   $ (488,202) $(882,063)
                                     ===========    ===========  ==========            ===========   ==========  ==========

Basic income (loss) per share             (0.00)         (0.01)    $ (0.02)               $ (0.03)     $ (0.04)    $ (0.08)

     Weighted average common
     shares outstanding              24,196,562     12,403,675   11,912,601            22,340,398    12,403,675  10,928,873
                                     ===========    ===========  ==========            ===========   ==========  ==========

Diluted income (loss) per share         $ (0.00)       $ (0.01)    $ (0.02)               $ (0.03)     $ (0.04)    $ (0.08)

     Weighted average common
     shares outstanding              24,196,562     12,403,675   11,912,601            22,340,398    12,403,675  10,928,873
                                     ===========    ===========  ==========            ===========   ==========  ==========





                            The accompanying notes are an integral part of these financial statements.






                                                           ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements Of Changes in Shareholders' Equity (Deficit)

                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 1998             500,000  $50,000     -         -      5,029,285  $50,293 $27,552,973  $(29,736,698)$(2,083,432)
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                    45,000      450      19,350                    19,800
  Issuance of shares of preferred
     stock for purchase of Kimon film
     library and other assets                         4,500,000  450,000                        4,050,000                 4,500,000
  Issuance of shares to officers in
     payment of notes                                                        830,055    8,301     251,943                   260,244
  Issuance of shares of common stock
     in consideration for barter
     services to be rendered                                                 200,000    2,000      86,000                    88,000
  Issuance of shares in consideration
     for legal services rendered                                             100,000    1,000      39,000                    40,000
  Issuance of shares of common stock
     to equity investors                                                   1,500,000   15,000     425,693                   440,693
  Issuance of shares of common stock
     to officer as contract signing bs                                        50,000      500      16,500                    17,000
  Issuance of shares in consideration
     for services to be rendered                                             181,667    1,816     104,000                   105,816
  Issuance of shares of common stock
     in full satisfaction of a loan
     and accrued interest                                                    348,721    3,487     158,738                   162,225
  Net loss                                                                                                   (1,389,773) (1,389,773)
                                    --------  ------- --------- -------- ----------- -------- -----------  ------------- -----------
Balances - June 30, 1999             500,000  $50,000 4,500,000 $450,000   8,284,728 $ 82,847 $32,704,197  $(31,126,471) $2,160,573
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common stock
     as partial consideration for
     loans made to company                                                 3,000,000   30,000   1,170,000                 1,200,000
  Issuance of shares of common stock
     to equity investors            (500,000) (50,000)                     1,818,700   18,187     946,246                   914,433
  Net loss                                                                                                   (1,207,831) (1,207,831)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,103,428 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common stock                 (4,500,000)(450,000)  4,101,234   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
  Net loss                                                                                                   (1,448,758) (1,448,758)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,174,335 $211,743 $35,624,038  $(33,783,060) $2,052,721
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
  Issuance of shares of common
     stock to equity investors                                             3,000,000 $ 30,000 $   470,000                $  500,000
  Issuance of shares in consideration
     for services to be rendered                                             500,000    5,000     120,000                   125,000
Net loss                                                                                                       (731,050)   (731,050)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - March 31, 2002                -        -          -        -   24,674,340 $246,743 $36,214,038  $(34,514,110) $1,946,671
                                    ========  ======= ========= ======== =========== ======== ============ ============= ===========


                          The accompanying notes are an integral part of these financial statements.

                                      ODYSSEY PICTURES CORPORATION
                                   Consolidated Statements of Cash Flows


                                                        For the Nine Months Ended March 31,
                                                          2002           2001          2,000
                                                      -------------   ------------  ------------
Cash Flows From Operating Activities:
      Net income (loss)                                 $ (731,050)    $ (488,202)     (882,063)
      Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
        Amortization of film costs                          76,949         44,492        88,906
        Other depreciation and amortization                 25,000              -        42,480
      Changes in assets and liabilities:
        Accounts receivable, net                          (168,363)      (164,746)      (12,301)
        Notes receivable and advances                            -         (5,755)      (11,196)
        Prepaid expenses and other                         (77,001)       (43,000)     (109,106)
        Accounts payable and accrued expenses              249,612        297,972        34,566
        Structured Payments and Accrued Management Fees   (235,804)      (305,000)            -
        Accrued interest                                    13,049          8,755             -
                                                      -------------   ------------  ------------
         Net cash provided (used) in
          operating activities                            (847,608)      (655,484)     (848,714)
                                                      -------------   ------------  ------------

Cash Flows From Investing Activities:
      Investments                                        $ 160,883       (197,642)            -
                                                      -------------   ------------  ------------
         Net cash provided (used) in
          investing activities                             160,883       (197,642)
                                                      -------------   ------------  ------------

Cash Flows From Financing Activities:                            -              -
      Net proceeds from private placement
         sale of common stock                              590,000        405,000             -
      Net proceeds/payments-notes and loans payable         87,715        505,283      (181,773)
      Issuance of shares of preferred stock
         to equity investors                                     -              -     1,595,919
                                                      -------------   ------------  ------------
      Net cash provided by financing activities            677,715        910,283     1,414,146
                                                      -------------   ------------  ------------

      Net increase (decrease) in cash                       (9,010)        57,157       565,432
                                                      -------------   ------------  ------------
      Cash at beginning of period                            1,163         31,215         4,715

      Cash at end of period                                 (7,847)        88,372       570,147
                                                      =============   ============  ============






                The accompanying notes are an integral part of these financial statements.


                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 2002, (b) the results of operations for the nine month and three month periods ended March 31, 2002, 2001 and 2000 (c) cash flows for the nine month periods ended March 31, 2002, 2001 and 2000 and (d) statements of changes in shareholders' equity (deficit) for the nine month period ended March 31, 2002 and years ending 2001, 2000 and 1999.


2. Sale of Valuation Key for Company Preferred Stock and Adjustment to Purchase Agreement with Kimon Mediaright AB.

     In December 1999, the Company sold its Valuation Key software (included in the balance sheet in Film costs, net) for all 500,000 shares of the Company's Series A Preferred Stock. The Valuation Key was part of the Kimon assets purchased in July 1998. Certain of Kimon's assets were acquired in consideration of such an exchange, and the Company is now in the process of completing a stock purchase of an internet company, a subsidiary of Kimon, of which the Company will own 100%. The Company now is in a development process with Kimon in order to 1) enhance the Company's Internet capabilities to all international buyers and 2) develop direct sales and licensing effort in order to exploit its library of films. Continuing in this effort the Company purchased the remaining 50% of FilmZone, a joint venture, for cash in March of this year. The Company previously carried their original investment in FilmZone as an inventory item in progress. The asset is now being amortized over its estimated useful life.

3.   Litigation - Accrued Wages

     Included in structured payments and management contracts is a contingent amount for Ian Jessel, the former CEO of the film division of the Company. Mr. Jessel brought suit against the Company on November 9, 1999, in the Los Angeles Superior Court, State of California. The matter is styled "Ian Jessel v. Odyssey Pictures Corp." In the suit, the Plaintiff alleges breach of employment contract, fraud, and fraudulent conveyance. An Answer to the lawsuit was filed and discovery followed. In December of 2000, management requested mediation talks to begin and has settled the ongoing litigation matters. All settlement amounts have been reserved and are within the reserved amount(s).


4.   Private Placement

     During the quarter ended March 31, 2002, the company made a private placement of the Company's common stock. On February 12, 2002 the Company placed one million shares of common stock with a foreign investor at 25 cents per share. In the previous quarter on December 12, 2001 the Company placed 250,000 shares of registered stock with the same foreign investor at
     12.5 cents per share, 90% of market value, to a single shareholder. The placement was arranged through an investment-banking group in Europe and a fee was paid via issuance of stock warrants (see below).


5.   Agreements to Satisfy Certain Liabilities Through Issuance of Common Stock

     During the quarter ended March 31, 2002 satisfied consulting fees for investment banking services for past private placements with warrants for 500,000 shares at a price of 25 cents per share expiring on December 12, 2003 to a private party. Other services were billed and expensed in this quarter ending March 31, 2002 totaling $150,000 by the issue of 500,000 shares of unregistered shares of stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Three months Ended March 31, 2002, 2001 and 2000

     Revenues for the three months ended March 31, 2002 increased significantly to $166,167 from $2,275 for the comparable three-month period ending in 2001. This increase is due to more aggressive exploitation of the film library and more activity in the release of additional film product. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Over twenty new films became available for delivery during this period. The Company is in postproduction with one film project and it is scheduled for market at an upcoming film festival.

     Selling, general and administrative expenses decreased to $ 130,545 for the three-month period ended March 31, 2002, from $ 145,436 for the comparable three-month period in 2001. The decrease in costs is primarily attributed to decrease in the management expenses.

     Interest expense increased to $ 57,003 for three-month period ended March 31, 2002, from $ 8,755 for the comparable three-month period ending in 2001. This is due to extension fees and added interest on settlements and interim notes that were used for adherence to certain settlements.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years. As of March 31, 2002, the Company had a net operating loss carry-forward of approximately $34,508,847, which could be available to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year. If stock transactions result in a change of control, as defined by IRS statute, then the remaining loss carry-forward available in any one tax year could be reduced significantly. The reduction is based on the appropriate federal bond rate at the time of change of control. As management does not possess a majority control there can be no prediction on whether such an event will occur.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 2002, the Company entered into a new arrangement with a distributor for the Scandinavian markets. There are no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources

     At March 31, 2002, the Company had a deficit of $ 7,747 of cash. This was due to a delay in an expected stock sale that occurred after the end of the quarter. See subsequent events.

     The Company had no material commitments for capital expenditures as of March 31, 2002.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     a) Lawsuit - Ian Jessel v. Odyssey Pictures Corp., Johan Schotte and Does 1 through 5 - Los Angeles Superior Court, State of California - Filed November 9, 1999.

          Complaint for alleged breach of employment contract, fraud and fraudulent conveyance - Plaintiff alleges breach of an employment contact. An Answer to the lawsuit was filed and discovery occurred. Plaintiff sought unspecified compensatory damages In December of 2000, the Company went into mediation talks for a settlement, which was later entered into and accepted in February of 2001. In June of 2001, the first payment was made with subsequent payments thereafter. Final payment was expected to be made at the end of December 2001, however it was extended several times as the Company sought to raise the capital necessary to make the final payments.

     b) Lawsuit - Dennis Morgan v. Odyssey Pictures Corp., Johan Schotte, Johan Schotte Productions, Inc., Red Sun Productions, Inc., Matrusa
          Corp., Media Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 1999, Los Angeles Superior Court, State of California.

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

     c) Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.

          Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2000. The notice of complaint was received on August 10, 2001. Odyssey has answered this complaint denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants.

     d) Lawsuit - Diana Pfannebecker, Tom Robison, Ivan Nagy v. N. Norman Muller, Odyssey Pictures Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse, Todman & Co.,
          Renato Tomacruz, Dorian Industries, Inc., Does 1 through 100. Complaint filed August 4, 1998, Superior Court of the State of California, County of Los Angeles, Lead Case No. BC 195401.

          The defendants were officers of the Company, and the accounting firms who participated in financial pro formas in a private placement memoranda in the process of the merger of several predecessor companies to Odyssey Pictures including Communications and Entertainment Corp., Double Helix Films, Inc. and Odyssey International, Ltd. The complaint alleges fraud and manipulation of the market price of Odyssey stock during the period covering 1991 to 1994. The plantiffs requested class action certification and in a ruling dated March 15, 2002 the court denied status. The Company has consistently denied any and all claims and through its counsel and participating with the counsel of other defendants continues to pursue termination of the matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two unsecured loans of 4 million francs previously reported and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses.

     Due to the lack of market interest in the security Odyssey is not aggressively pursuing additional subscriptions.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     An interest payment of US $6,382.40 was due on April 12, 2002 therefore the Senior Secured Bond is not in compliance with its requirements. Per the Trust agreement, after due notice, the trustee can demand full repayment of principal and interest due. To avoid additional placement fees and trust advisory fees the Company deems this to be a best resolution of the matter and is in discussion with the Trustee to resolve and close out the offering.


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

     On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and is the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the company demanded a shareholders' election for the removal of its sole director, Johan Schotte. In addition the Company demanded documentation of disbursements and expenses previously entered in the accounts of the Company. Mr. Schotte has not responded and the Company will aggressively pursue the control of the subsidiary and settlement of all undocumented accounts. The Company has offset all undocumented expenses from management contracts accrued to the previous chairman and the resulting amounts were booked as part of extraordinary gains and losses.

     On January 3, 2002, at a regularly scheduled board meeting, the board of directors voted unanimously to elect Peter Bucher and Kjell Larsson to replace vacant positions made available by the resignation of Mr. Schotte and Mr. Koshakji. Mr. Bucher is a consultant in finance and resides in Germany. Prior to forming his company, Dival AG, he has a career in banking including Deputy Administrator with Schaffhaus Canton Bank and the Swiss Banking Association.

     Mr. Larsson resides in Florida and owns 1,868,055 shares of Odyssey through Kemp Entertainment, a company he formed in 1999. Larsson formed TigerNet Order, Inc. a web consulting and marketing company through a Kemp subsidiary and he now serves as its President. TigerNetOrder also has a Swedish subsidiary providing similar services. Prior to moving to Florida he formed one of the first video retail chains in Sweden and later became President of Scanbox AB.

     In January the Company hired C. F. K. (Frank) Cole as the Chief Financial Officer and also installed him as corporate secretary. Mr. Cole had been serving in a consulting capacity for the company for several months and has been a venture capitalist and consultant for the last ten years. Prior to forming his own investment company Mr. Cole was CFO of a Dallas based holding company in the commercial real estate business. He also served as President of two of its subsidiaries involved in the property and asset management business. Mr. Cole has a career in banking and corporate financial consulting with some of the largest US companies involved in those industries. Mr. Cole has one-year contract with the Company.


ITEM 6.   EVENTS SUBSEQUENT TO THE FISCAL QUARTER

     On April 19, 2002 the Company entered in a Joint Venture with a private company, Kasstech, Inc., to exclusively sell its patent pending digitization services for a period of ten years. These services are believed to be technically the most efficient available service for transmission of picture and sound through normal phone lines with a possible 900 to 1 compression ratio. The Company is the managing partner of the Joint Venture. The agreement requires the issuance of the Company's restricted stock to Kasstech over a period of 18 months as the technology meets certain performance standards. Additionally the Company will issue 100,000 shares of preferred stock to the JV to provide it with its own capital base. For more information on the structure see "Notes to Consolidated Financial Statements".

     In April the Company received $45,000 of short-term loans to meet cash demands. The loans were from an individual and to compensate for the loans the Company issued warrants for 28,000 shares of common stock with a purchase price of $0.40 and an expiration date of April of 2007.


ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. None
Reports on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ODYSSEY PICTURES CORPORATION

DATED    May 21, 2002                          By:  /s/ John W. Foster
                                                 ------------------------
                                                  John W. Foster
                                                  CEO and Chairman