Form 10-K
period 2002-06-30
ODYSSEY PICTURES CORP
filed 2002-11-01
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________ to _________

                         Commission file number 0-18954

                          Odyssey Pictures Corporation
             (Exact name of registrant as specified in its charter)

             Nevada                                              95-4269048
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                            Identification Number)

              16910 Dallas Parkway, Suite 104, Dallas, Texas 75248
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (972) 818-7990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

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

      As of June 30, 2002 there were outstanding 30,392,039 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 2002


                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1. Business..............................................................

Item 2. Properties............................................................

Item 3. Legal Proceedings.....................................................

Item 4. Submission of Matters to a Vote of Security Holders...................



                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters..

Item 6. Selected Financial Data...............................................

Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................

Item 8. Financial Statements and Supplementary Data...........................

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................

Item 11. Executive Compensation...............................................

Item 12. Security Ownership of Certain Beneficial Owners and Management.......

Item 13. Certain Relationships and Related Transactions.......................


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......

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

      On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and was the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the company held a shareholders' election for the removal of its three directors, which included Media Trust, SA The Company demanded documentation of disbursements and expenses previously reported in the accounts of the Company. The Company pursued the control of the subsidiary and settlement of all accounts underway. The Company has offset all undocumented expenses from prior management contracts and the resulting amounts were booked as part of extraordinary gains and losses. While the Company expects full recovery, a reserve for losses has been taken.

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

In January the Company hired C. F. K. (Frank) Cole as the Chief Financial Officer and also installed him as corporate secretary. Mr. Cole had been serving in a consulting capacity for the company for several months and has been a venture capitalist and consultant for the last ten years. Prior to forming his own investment company Mr. Cole was CFO of a Dallas based holding company in the commercial real estate business. He also served as President of two of its subsidiaries involved in the property and asset management business. Mr. Cole has a career in banking and corporate financial consulting with some of the largest US companies involved in those industries. Mr. Cole has one-year contract with the Company with ninety-day notification clause. Mr. Cole has elected not to continue as CFO due to personal reasons.

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

      Once the rights to a picture are obtained (either as sales agent or distributor with minimum guarantee), the Company then seeks to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media other than satellite, although satellite is included in some subdistributors' territories. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. (Delivery occurs upon the Company's acceptance of the master negative and its obtaining access to certain items necessary for the distribution of the film). In some instances, the subdistributors' obligations for the payment due on delivery are secured by a letter of credit. Although there are a number of markets each quarter, major sales take place primarily at three film markets:

      1)    "MIF" in Cannes, France each May;

      2)    "MIFED" in Milan, Italy each October; and,

      3)    "AFM" in Los Angeles each February.

      In general, after financing (if any) is repaid, the Company applies the distribution receipts from its subdistributors in the following manner:

      1)    First to the payment of commissions due to the Company,

      2)    Then second to the recovery of certain distribution expenses,

      3) Then to the reimbursement of the Company for its minimum guarantee or advance, if any,

      4)    Then finally to the producer.

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

      The Company's management seeks to identify attractive projects very early in their development, either through relationships with producers, directors and agents or other known suppliers of product, or through industry announcements of new productions. In addition, the Company attends independent festivals and film markets, such as the Sundance Film Festival, The New York Independent Film Festival and the Cannes Film Festival, in order to locate new product.

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

      In March of 2000, the Company formed Odyssey Ventures Online Holding S.A., a Luxembourg corporation ("OVO"), for the purpose of making investments in various technology-related entities. OVO's original strategy was to invest and co-invest with venture capital investment and management groups, with the intention of developing products and services related to digital commerce, content and the distribution thereof.

During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner.

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

Library Films

      In August, 1998, the Company completed the acquisition of the assets of Sweden-based Kimon, valued at $4,500,000, in exchange for 4,500,000 shares of the Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. Kimon had the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. The Kimon Assets are part of a negative pledge covenant of the Senior Secured Bond (see "Financing").

      In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, 1) E3 Sports New Mexico, Inc. which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a consulting company in Luxembourg ("Media Trust"). The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share). The Company's equity interest in the entity which owns the professional soccer team has been diluted by half, or to 9%, as a result of a capital increase/call in which the Company did not participate. The company that owns the soccer team has declared bankruptcy and the assets of E3 Sports are stock and a note in a bankrupt company. Odyssey has reserved all of this investment as a loss. Media Trust S.A. is a Luxembourg business entity and the Company has made demand for financial information on the investment. A reserve has been set for this investment due to the lack of financial reporting since the inception of the investment. The Company has obtained legal representation in Brussels on this matter.

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

      In August, 1999, three unaffiliated investors renewed loans of 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001.

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

      In August, 2000, two unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001. Two of the Belgian Franc loans have been repaid and the others have agreed to renewals with a fixed amount of shares for possible conversion.

Competition

      The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as motion picture studios. Many of the Company's competitors have financial and other resources which are significantly greater than those available to the Company.

Operations

      The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of June 30, 2002, the Company had five full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, Mr. Frank Cole, along with three administrative assistants in the Dallas office.

Tax Loss Carryforward

      The Company is entitled to the benefits of certain net operating loss carryforwards to reduce its tax liability. The utilization by the Company of such tax loss carryforwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 2002, there were approximately $35,700,287 in net operating loss carryforwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.

Item 2. Properties

      The Company presently conducts its operations out of leased premises at 16910 Dallas Parkway, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company through a sublease agreement with JL Media Services LLC, an affiliated party to Mr. Foster. Rent expense for each of the fiscal years is as follows:

                June 30, 2002 - $40,936
                June 30, 2001 - $34,094
                June 30, 2000 - $17,649
                June 30, 1999 - $84,939

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

      In December, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note. The judgment, in the meantime, has been assigned to an outside collection agency who has been in contact with Management of Odyssey and Odyssey has made payments in keeping the matter from accelerating.

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

      In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Tenato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. The case was refiled in California state court in August 1998. The Court granted motions to dismiss two of the complaints filed by the Plaintiff, whereupon a third complaint was filed. More recently, a fourth amended complaint has been filed adding claims that the defendants, including the Company, violated provisions of the California Securities Laws. There was no trial date set in this matter. In a related action, Thomas Smith and Norman Muller, former directors of the Company and co-defendants in the Pfannebecker matter, filed an action against the Company in the Los Angeles Superior Court seeking indemnification from the Company in connection with their status as defendants in the Pfannebecker matter. The Company intends to defend this action on the grounds that Messrs. Smith and Muller committed wrongful acts as directors of the Company and failed to comply with various fiduciary obligations to the Company. The Company has met on several occasions, through its legal counsel, to discuss and answer certain attempts at settlement. Due to the nature and complications of this suit, matters have generally been very slow to receive response to. In June of 2002, the Plaintiff, along with the defendants and Odyssey's Counsel, attended a hearing on the merits of the Class Action Status. The judge ruled in favor of the defendants in that there were no grounds to continue this case as a class action. Subsequently, Odyssey was able to receive a dismissal of this case. Odyssey, at the same time, entered into settlement discussions with respect to any claims of indemnification. As for Mr. Muller and Mr. Smith, the company intends to further clarify its stand on its position within the company as earlier noted.

      The Screen Actors Guild ("SAG") has also asserted that there are amounts owing to several actors arising out of "Down Range." In September, 1999, SAG obtained an arbitration award against Down Range for a total amount of $96,183, inclusive of salaries to the actors, pension and health contributions and late fees. Down Range was also ordered to pay $200 to the arbitrator. Additionally, there were two actors, Corbin Bernsen and Jeff Fahey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims have not been resolved. There has been no activity on this matter from any source or other assertions as of the close of business on June 30, 2002.

      Mr. Ian Jessel entered into a three year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Mr. Jessel's responsibilities included management of the Company's Motion Picture & Television Division. Mr Jessel's compensation was set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. The agreement also provided for a yearly bonus based upon the net profits of the film division and the Company. The Company paid the sum of $50,000 to Mr. Jessel in fiscal 1999 and deferred payment of the balance of the compensation due to him. In June, 1999, Mr. Jessel notified the Company that he was suspending services to the Company for failure to pay his compensation on a timely basis. The Company believes it was justified in deferring certain payments due to Mr. Jessel. Mr. Jessel commenced an action against the Company in November, 1999 in the Los Angeles Superior Court, seeking the salary and other benefits he claims he is entitled to under his three-year employment agreement. The Company intends to vigorously defend the action on several grounds, including Mr. Jessel's breach of his obligations under the agreement. Discovery was ongoing in this matter and a trial date was set for April 30, 2001. Amounts that could have been due to Mr. Jessel were reserved in accrued wages as a contingent amount. In December of 2000, management requested mediation talks to begin and had made efforts to settle the ongoing litigation matters. A settlement had been reached and had been voted as accepted by the Board. All settlement discussion and offers have been reserved and are within the reserved amount(s). As of June 30, 2002, the company had made significant payments towards the balance of the settlement. Subsequently, the company and Mr. Jessel have made an arrangement for repayment of the balance of this debt.

      Dennis Morgan commenced an action against the Company in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music division to be established by the Company and that such oral agreement was intended to be confirmed in writing but never was. Mr. Morgan brought claims against the Company and others for the purported breach of an oral agreement, purported breach of an implied agreement, fraud and fraudulent conveyances. The Company has served written discovery and is awaiting responses to interrogatories and the production of documents. The Company contends that there was no employment relationship with, nor any monetary commitments to, Mr. Morgan, and that it committed no breach or wrongdoing. A trial; date was set for this matter. The parties began discussing settlement terms in order to alleviate the costs of ongoing litigation. As of the end of June, 2001, the Company entered into preliminary settlement and expects satisfy any outstanding complaints. The company has made payments towards this settlement and shall continue to pay on a promissory note basis. As of June 30, 2002, the company had made payments towards the balance of the settlement. Subsequently, the company and Mr. Morgan have made a payment arrangement which involves a period of time in structured payments

         A Lawsuit was filed in the State of New York Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County. The complaint states a balance owing for services rendered from the period beginning 1997 through to April of 2000. The notice of complaint was received on August 10, 2001. Odyssey has answered this complaint denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on June 30, 2002.

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

                                  Common Stock

                 Fiscal 2000               High        Low
                 -----------               ----        ---
                 First Quarter            $ .69      $ .49
                 Second Quarter            1.11        .45
                 Third Quarter             1.19        .75
                 Fourth Quarter            1.55        .94

                 Fiscal 2001               High        Low
                 -----------               ----        ---
                 First Quarter            $1.52      $1.09
                 Second Quarter            1.38        .50
                 Third Quarter             1.00        .34
                 Fourth Quarter             .45        .33

                 Fiscal 2002               High        Low
                 -----------               ----        ---
                 First Quarter            $ .38      $ .15
                 Second Quarter             .34        .10
                 Third Quarter              .61        .31
                 Fourth Quarter             .47        .12

As of June 30, 2002, there were approximately 13,833 record holders of the Company's Common Stock. This includes approximately 20 identified stock brokerage firms which typically hold stock for multiple customers in their own or "street" name. Confidentiality laws do not allow the Company to inquire on actual numbers of customers held by these firms.

Item 6. Selected Financial Data (in thousands, except per share data).

      The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations which appear elsewhere in this report.


                                                    For the Years Ended June 30,
                                                    ----------------------------
                                              2002        2001        2000       1999
Income Statement Data

Revenues                                    $    167    $      4    $    146    $   288
Income(loss) from continuing operations         (542)     (1,449)     (1,208)    (1,388)
Income(loss) from discontinued operations     (1,378)         --          --         --
Net income (loss)                             (1,920)     (1,449)     (1,208)    (1,388)

Per Share Data*

Income(loss) from continuing operations        (.024)       (.08)       (.09)      (.22)
Income(loss) from discontinued operations      (.066)         --          --         --
Net income (loss)                               (.09)       (.08)       (.09)      (.22)
Cash dividends                                    --          --          --         --
Weighted average shares                       22,540      17,214      13,103      6,459

Balance Sheet Data

Film costs                                     3,638       3,923       4,095       4,378
Total assets                                   4,921       5,796       5,936       5,439
Indebtedness                                   3,725       3,743       2,869       1,192
Shareholders' equity                           1,196       2,053       3,067       2,161

NOTE: Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations


      Years Ended June 30, 2002 and 2001

      Net loss for the year ended June 30, 2002 was due mainly to the fact that the Company did not release any new films nor receive any income from its investments through its subsidiary, and the Company wrote down significantly most of its investments in and to affiliated entities from prior activities. Revenues for the twelve months ended June 30, 2002 increased to $168,615 compared to $3,706 for the twelve months ended June 30, 2001. The latter part of this year, the Company had several new films ready to be made available for delivery during the first two quarters of the new year. In addition, the company is in post production for several more film projects recently acquired. This increase is also related to activities with the film library as well as new marketing from present management.

      Costs related to the revenues decreased to $106,050 for the twelve months ended June 30, 2002 as compared to $152,953 for the twelve months ended June 30, 2001. The relative decrease costs are primarily related to reclassification of depreciation costs associated with the earlier acquisition of the Kimon library and Hallmark film assets.

      Selling, general and administrative expenses decreased by $128,218 to $604,526 for the twelve-month period ended June 30, 2002 from $ 732,744 for the comparable period ending June 30, 2001. This decrease is primarily due to corporate overheads being reduced in outside areas.

      Since the change in management control in July of 2001, new management has undertaken several steps to reverse unfavorable results. The company developed a recapitalization program with members of its board and also received assistance from current shareholders. The Company was able to acquire several feature film products and has entered into an arrangement with selling agencies to assist in its marketing efforts for the international territories. In addition, the company has developed relationships whereby it will be able to add to sales efforts in the North American markets of Video and DVD sales on a direct basis. The Company has also engaged new managerial staff to further assist in its future performance.

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

      At June 30, 2002, the Company held approximately $3,675 of cash.

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

      During the period between September, 1999 and October, 2000, the Company completed two series of private placements to offshore investors, the first of which was completed for an aggregate of 3,000,000 shares of common stock at a purchase price of 40 cents per share (resulting in gross proceeds to the Company of $1,200,000), and the second of which was completed for an aggregate of 960,000 shares of common stock at a purchase price of $1.00 per share (resulting in gross proceeds to the Company of $960,000).

      During the period between October, 2001 and June 2002, the Company completed a series of private placements to both offshore and US investors. These placements netted capital to the company in the amount of $916,000 at a range of share pricing from 25 to 07 cents per share.

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

            There have been no changes to the accountants of the company for the period ended June 30, 2002. The board of the company did elect an audit committee, as required under new rulings, and has elected to maintain the same relationship as in the past

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The directors and executive officers of the Company are as follows:


      Name                     Age        Position
      ----                     ---        --------

      John W. Foster           49         Director, Chairman of the Board and
                                          CEO/President

      Patrick Speeckaert       55         Director, Compensation Committee,
                                          Audit committee

      Jean-Marie Carrara       44         Director

      Peter Bucher             60         Director

      Kjell Larsson            50         Director, Compensation Committee,
                                          Audit Committee

      Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.

John Foster has been an independent financial consultant and analyst specializing in turnaround situations and management restructuring in specific industries including the entertainment and communications industry. He has extensive background in information systems and data processing, and worked as a consultant and investment advisor in determining strategies of financing and
(i)nvestments in motion picture projects for investors, distributors and producers.

Mr. Foster served as interim President of the Company from January, 2000 through June 2000, and was formally working in the position of President from July 2000 to June 2001. His contract was extended through 2002, and he is currently serving as Chairman, President and CEO of the Company effective July 1, 2001 to present.

Patrick Speeckaert for more than the past seven years has served as Managing Director of Morrow & Co., Inc. in New York City. Morrow & Co., Inc. is a leading company specializing in advising international corporations with respect to issues involving corporate governance, shareholder relations and solicitations.

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

Mr. Peter Bucher is an independent corporate investment advisor and consultant based in Switzerland. His career in banking since the early 1960's includes relationships with the Swiss Banking Association. He is currently active in his community as political leader and maintains his business in investment banking on a full time basis.

Mr. Kjell Larsson is based in Florida where he is President of TigerNetOrder, Inc., an Internet facilitator and service company specializing in E-Trade and Web Stores. He has been involved with the film industry for over twenty years and has produced and sold in all facets of the film business. Mr. Larsson is also a shareholder of Odyssey Pictures through his company, Kemp Entertainment.

Meetings and Committees of the Board of Directors

For the fiscal year ended June 30, 2002, there were seven meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to in excess of 75% of the meetings (and consents in lieu of meetings) of the Board of Directors during said fiscal year. The Board of Directors does presently have, audit and compensation committees, as recently required.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2002, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that Messrs. Carrara and Foster did not file Form 3 Reports.

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the four most highly compensated executive officers who were executive officers as of June 30, 2002, and other significant employees for whom inclusion in the following table would be required but for the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

                           Summary Compensation Table

                                            Annual Compensation
                                ----------------------------------------    Long-Term
                                                                           Securities
Name and             Fiscal                                 Other Annual    Underlying    All Other
Position              Year      Salary        Bonus         Compensation     Options    Compensation
--------              ----      ------        -----         ------------     -------    ------------
John Foster           2002     168,000         --                --             --             --
President             2001     156,000         --                --             --             --
                      2000      49,250         --                --             --         12,312

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
       None

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four quarters.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. In the period ending 2000, each Board Member received 2000 shares of Common Stock in consideration for their participation. There have been no other distributions of Stock to the Board Members as of the end of June 30, 2001 and the period ending June 30, 2002.

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

      (III) Market Cap Bonus: At the end of each fiscal year, beginning with the fiscal year commencing July 1, 1998, if the Company's market capitalization increases from the preceding year based on the average closing price for the 30 previous consecutive trading days, the market capitalization bonus shall equal 1% of the differential. Messrs. Schotte and Koshakji each waived their right to receive a market cap bonus for the fiscal years commencing July 1, 1999 and July 1, 2000

John Foster served as interim President of the Company from January, 2000 through June, 2000 at the rate of $9,850 per month. In July 2000, he became President of the Company and agreed to a one-year extension of his agreement at the rate of $12,000 per month, plus allowances. There was no stock or stock incentive arrangement included. In July of 2001, Mr. Foster continued as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,000 per month and his contract was extended through December 31, 2002. Most of Mr. Foster's accumulated and accrued salary has gone unpaid and remains as a payable by the Company as of the end of June 30, 2002.

Compensation Committee Report and Compensation Committee Interlocks and Insider Participation

Executive officer compensation is determined by the entire Board of Directors. Subsequent to the period ending June 30, 2002, the Board had appointed a separate compensation committee to determine or set future executive compensation. The Board's executive compensation policy is intended to attract and retain key executives, compensate them at appropriate levels and provide them with both cash and equity incentives to enhance the Company's value for all of its stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning ownership of common stock, as of September 25, 2000, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of                                 Shares                     Percentage of
Beneficial Owner          Status        Beneficially Owned           Class
----------------          ------        ------------------           -----
Patrick Speeckaert       Director             2,000               Less than 1%

John Foster              Director,            2,000               Less than 1%
                         President

Jean-Marie Carrara       Director             2,000               Less than 1%

Kjell Larsson            Director         1,868,055                    6.6%


All Executive
Officers &                     --
Directors As
A Group (5 Persons)                       1,874,055                    6.8%

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

In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share. The $2,500 loan to Media Trust S.A. was outstanding as of June 30, 2001 along with the reconciliation of commissions, if any, which may have been due to Media Trust. As of June 30, 2002, the company has offset certain receivables to any outstanding balances, except for the fact that there are five unsecured promissory notes that, although they are with individuals directly, have been booked under `notes payable' Media Trust.

During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds).

In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action martial arts love story and was expected to start pre-production in January, 2001. Former Management of the Company owns an indirect 50% equity interest in Red Sun Productions, Inc., a production company, which owns all rights to the film "HARA." The determination of the disposition of this advance has not been decided upon as o the close of business on June 30, 2002 although the Company wishes to seek its refund on any outstanding advances in general.

Commencing in January of 2000, the Company accrued rent expense at the rate of $1,000 per month for the use of office space in Luxembourg which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte, the former CEO and Chairman of the Company. As of June 30, 2002, there are no outstanding balances owed in relation to this rent expense and the company has no further agreement for lease of rental space under this former arrangement.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 10-K.

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

10.01       1989 Long Term Incentive Plan(1)

10.02 Lease for office premises at 16910 Dallas Parlway, Suite 104, Dallas Texas dated February 1, 2001(8)

10.03 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)

10.04 Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March 2, 1998 (10)

10.05       Employment Agreement with Johan Schotte, dated March 2, 1998 (10)

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

21.1        Subsidiaries of the Registrant(3)

--------------------------------------------

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

(d)   None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ODYSSEY PICTURES CORPORATION


Dated: November 1, 2002            By:  /s/ John W. Foster
                                       ------------------------------
                                         John W. Foster,
                                         President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                         Date
---------                        -----                         ----

/s/ John W. Foster
-------------------------        CEO, Chairman and              ---------------
    John W. Foster               President


/s/ Kjell Larsson                Director                       ---------------
------------------------
    Kjell Larsson



/s/                              Director                       ---------------
------------------------
    Jean-Marie Carrara



/s/ Patrick Speeckaert           Director                       ---------------
------------------------
    Patrick Speeckaert



/s/                              Director                       ---------------
-------------------------
    Peter Bucher

                             Want & Ender CPA, P.C.
                         386 Park Ave. South Suite 1816
                               New York, NY. 10016
                         Report of Independent Accounts


To the board of directors and Shareholders of Odyssey Pictures Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statement of operations, shareholders' equity and of cash flows present fairly, in all respects, the financial position of Odyssey Pictures Corporation and its subsidiaries at June 30, 2002, 2001 and 2000 and the results of their operations and their cash flows for the period ended June 30, 2002, 2001 and 2000 in conformity with generally accepted accounting principals. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The company is a defendant in various lawsuits. The company has filed counteractions and preliminary hearings and discovery proceedings on several actions are in progress. The ultimate outcome of the litigation cannot be determined at present. Most liabilities that may result upon adjudication have been accrued in the accompanying financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered recurring losses from operations, as a net capital deficiency and has insufficient working capital to meet its current obligations and liquidity needs. The factors raise substantial doubt about the company's ability to continue as a going concern managements plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
November 1, 2002

                          ODYSSEY PICTURES CORPORATION
                           Consolidated Balance Sheets

                                                                   June 30,        June 30,        June 30,
                                                                     2002            2001            2000
                                                                 ------------    ------------    ------------
Assets

     Cash                                                        $      3,675    $      2,163    $     31,215
     Accounts receivable, net of allowances
       of $0 and $0                                                   272,087          87,406         208,511
     Notes receivable                                                       0         112,682         149,296
     Film costs, net                                                3,637,896       3,923,405       4,095,824
     Prepaid expenses and other                                       422,206         409,706         450,906
     Investments net of reserves for losses                           584,916       1,261,833       1,001,100
                                                                 ------------    ------------    ------------

          TOTAL ASSETS                                           $  4,920,780    $  5,797,196    $  5,936,852
                                                                 ============    ============    ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

     Accounts payable and accrued expenses                          1,300,769       1,308,768         819,038
     Management contracts/structured payments                         847,061         950,719         709,545
     Accrued interest                                                 228,021         226,414         226,414
     Due to producers and participants                                230,584         250,000         250,000
     Deferred revenues                                                      0               0          29,000
     Notes and loans payable                                        1,118,851       1,005,674         835,680
                                                                 ------------    ------------    ------------

     Total Liabilities                                           $  3,725,286    $  3,741,575    $  2,869,678
                                                                 ============    ============    ============

Shareholders' Equity (Deficit)

     Preferred stock, Series B, par value $.10                              0               0         450,000
     Authorized - 10,000,000 shares

     Common stock, par value $.01;
       Authorized - 40,000,000 shares
       Issued and outstanding (net of treasury shares)-
          28,033,705; 21,174,340; and 13,103,428                      298,038         211,743         131,034
     Capital in excess of par value                                36,597,743      35,624,038      34,820,443
     Accumulated deficit                                          (35,700,287)    (33,780,161)    (32,334,304)
                                                                 ------------    ------------    ------------
     Total shareholders' equity (deficit)                           1,195,494       2,055,620       3,067,173
                                                                 ------------    ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)   $  4,920,780    $  5,797,195    $  5,936,850
                                                                 ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          Odyssey Pictures Corporation
                      FYE 6/30/2001 and Three Years Prior

                      Consolidated Statements of Operations

                                                       For the Years Ended June 30,
                                                    2002           2001            2000
                                               ------------    ------------    ------------
Revenue
                                               $    168,615    $      3,706    $    146,485
Expenses

       Costs related to revenues                    106,050         152,953         140,580
       Officers salaries and expense                271,839
       Selling, general and
         administrative expenses                    332,687         732,744       1,136,617
                                               ------------    ------------    ------------
                                                    710,576         885,697       1,277,197
                                               ------------    ------------    ------------

       Operating income (loss)                     (541,961)       (881,990)     (1,130,712)

Other income (expenses)

       Litigation settlements and legal fees       (126,789)       (471,236)             --
       Reserves for losses on investments          (709,222)             --              --
       Financing fees                              (384,127)        (38,148)             --
       Interest income                                  138          12,001          25,944
       Interest expense                            (158,070)        (68,776)       (103,063)
       Foreign Currency translations                    (92)             --              --
                                               ------------    ------------    ------------

       Income (loss) from operations
         before provision for income taxes       (1,920,123)     (1,448,150)     (1,207,831)
       Provision / Benefit for income taxes                                              --

       NET INCOME (LOSS)                       $ (1,920,123)   $ (1,448,150)   $ (1,207,831)
                                               ============    ============    ============

Basic income (loss) per share                         (0.09)          (0.08)          (0.11)

       Weighted average common
       shares outstanding                        22,540,417      17,213,988      11,093,198
                                               ============    ============    ============

Diluted income (loss) per share                       (0.09)          (0.08)          (0.11)

       Weighted average common
       shares outstanding                        22,540,417      17,213,988      11,093,198
                                               ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                          Odyssey Pictures Corporation
      Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                          for FYE 6/30/01 and 6/30/00


                                                            Preferred Stock-Series A  Preferred Stock-Series B

                                                              Shares       Amount       Shares       Amount
                                                            ----------   ----------   ----------   ----------
Balances - June 30, 1998                                       500,000       50,000           --           --
      Issuance of shares of common stock as partial
        consideration for loans made to company
      Issuance of shares of preferred stock for
        purchase of Kimon film library and other assets                                4,500,000      450,000

      Issuance of shares to officers in payment of notes
      Issuance of shares of common stock in consideration
        for barter services to be rendered
      Issuance of shares in consideration for legal
        services rendered
      Issuance of shares of common stock to equity
        investors
      Issuance of shares of common stock to officer
        as contract signing bonus
      Issuance of shares in consideration for services
        to be rendered
      Issuance of shares of common stock in full
        satisfaction of a loan and accrued interest
      Net loss
                                                            ----------   ----------   ----------   ----------
Balances - June 30, 1999                                       500,000   $   50,000    4,500,000   $  450,000
                                                            ==========   ==========   ==========   ==========

      Issuance of shares of common stock as partial
        consideration for loans made to company
      Issuance of shares of common stock to equity            (500,000)     (50,000)
        investors
      Net loss

Balances - June 30, 2000                                            --           --    4,500,000   $  450,000
                                                            ==========   ==========   ==========   ==========

      Issuance of shares of common stock to equity                                    (4,500,000)  $ (450,000)
        investors
      Net loss

Balances - June 30, 2001                                            --           --           --           --
                                                            ==========   ==========   ==========   ==========


      Issuance of shares in consideration for financial
        services rendered
      Issuance of shares of common stock to equity
        investors
      Net loss

Balances - June 30, 2002                                            --           --           --           --
                                                            ==========   ==========   ==========   ==========

                                                                   Common Stock         Capital in                      Total
                                                                                        Excess of     Accumulated    Shareholders'
                                                               Shares        Amount     Par Value       Deficit     Equity (Deficit)
                                                            ------------    --------   -----------   -------------    -----------
Balances - June 30, 1998                                       5,617,503    $ 50,293   $27,552,973   $ (29,736,698)   $(2,083,432)
      Issuance of shares of common stock as partial
      consideration for loans made to company                     45,000    $    450   $    19,350                    $    19,800
      Issuance of shares of preferred stock for
        purchase of Kimon film library and other assets                                $ 4,050,000                    $ 4,500,000

      Issuance of shares to officers in payment of notes         830,055    $  8,301   $   251,943                    $   260,244
      Issuance of shares of common stock in consideration
        for barter services to be rendered                       200,000    $  2,000   $    86,000                    $    88,000
      Issuance of shares in consideration for legal
        services rendered                                        100,000    $  1,000   $    39,000                    $    40,000
      Issuance of shares of common stock to equity
        investors                                              1,500,000    $ 15,000   $   425,693                    $   440,693
      Issuance of shares of common stock to officer
        as contract signing bonus                                 50,000    $    500   $    16,500                    $    17,000
      Issuance of shares in consideration for services
        to be rendered                                           181,667    $  1,816   $   104,000                    $   105,816
      Issuance of shares of common stock in full
        satisfaction of a loan and accrued interest              348,721    $  3,487   $   158,738                    $   162,225
      Net loss                                                        --          --            --   $  (1,389,773)   $(1,388,946)
                                                            ------------    --------   -----------   -------------    -----------
Balances - June 30, 1999                                       8,872,946    $ 82,847   $32,704,197   $ (31,126,471)   $ 2,161,400
                                                            ============    ========   ===========   =============    ===========

      Issuance of shares of common stock as partial            3,000,000    $ 30,000   $ 1,170,000                    $ 1,200,000
        consideration for loans made to company
      Issuance of shares of common stock to equity                                                                    $   (50,000)
        investors                                              1,818,700    $ 18,187   $   946,246                    $   964,433
      Net loss                                                                                       $  (1,207,831)   $(1,207,831)

Balances - June 30, 2000                                      13,691,646    $131,034   $34,820,443   $ (32,334,302)   $ 3,067,175
                                                            ============    ========   ===========   =============    ===========

      Issuance of shares of common stock to equity             4,101,239    $ 41,012   $   408,988
      investors                                                3,969,673    $ 39,697   $   394,607                    $   434,304
      Net loss                                                                                       $  (1,448,150)   $(1,448,150)

Balances - June 30, 2001                                      21,762,558    $211,743   $35,624,038   $ (33,782,452)   $ 2,053,329
                                                            ============    ========   ===========   =============    ===========


      Issuance of shares in consideration for financial
      services rendered                                          690,000    $  6,900   $   137,100                    $   144,000
      Issuance of shares of common stock to equity
      investors                                                7,939,481    $ 79,395   $   836,605                    $   916,000
      Net loss                                                                                       $  (1,920,123)   $(1,920,123)

Balances - June 30, 2002                                      30,392,039    $298,038   $36,597,743   $ (35,702,575)   $ 1,193,206
                                                            ============    ========   ===========   =============    ===========

The accompanying notes are an integral part of these financial statements.

    Issuance of shares to officers in payment of notes
    Issuance of shares of common stock in consideration
      for barter services to be rendered
    Issuance of shares in consideration for legal
      services rendered
    Issuance of shares of common stock to equity            (500,000)     (50,000)
      investors                                                                                                         1,818,700
    Issuance of shares of common stock to officer
      as contract signing bonus

    Issuance of shares in consideration for services
      to be rendered
    Issuance of shares of common stock in full
      satisfaction of a loan and accrued interest
    Net loss

Balances - June 30, 2000                                    (500,000)     (50,000)           --              --         1,818,700
                                                            ========      =======      ==========      ==========      ==========

    Issuance of shares of common stock as partial
      consideration for loans made to company
    Issuance of shares to officers in payment of notes
    Issuance of shares of common stock in consideration
      for barter services to be rendered
    Issuance of shares in consideration for legal
      services rendered
    Issuance of shares of common stock to equity
      investors
                 Lot 201 7/14/2000                                                                                              8
                 Lot 202 7/20/2000                                                                                              5
                  UBS DE 7/21/2000                                                                                        1000000
              Brown Bros 7/24/2000                                                                                         300000
                    Koby 7/27/2000                                                                                          10000
                 Odyssey 8/4/2000                                                                                         2006000
                    CLSA 8/10/2000                                                                                             24
                  Kerker 8/21/2000                                                                                          13889
                    CLSA 8/29/2000                                                                                             11
                    CLSA 9/6/2000                                                                                            1127
              BFC Banque 9/7/2000                                                                                          100000
                 Ferrier 9/27/2000                                                                                         100000
                    CLSA 10/2/2000                                                                                             27
                Reittman 10/4/2000                                                                                          25000
                 Lot 207 10/26/2000                                                                                            27
                 Fondren 10/27/2000                                                                                        50,000
                   Frank 10/27/2000                                                                                        30,000
                    CLSA 10/19/2000                                                                                           127
                    COMM 10/19/2000                                                                                           657
                    COMM 10/19/2000                                                                                           271
                    FARD 11/2/2000                                                                                        200,000
                  Miller 11/8/2000                                                                                         72,500
                   Kimon 4/1/2001                                                      (4,500,000)       (450,000)      4,101,239
                 Visilit 4/1/2001                                                                                          60,000
    Issuance of shares of common stock to officer
      as contract signing bonus
    Issuance of shares in consideration for services
      to be rendered
    Issuance of shares of common stock in full
      satisfaction of a loan and accrued interest
    Net loss

Balances - June 30, 2001                                    (500,000)     (50,000)     (4,500,000)       (450,000)      9,889,612
                                                            ========      =======      ==========      ==========      ==========

    Issuance of shares to officers in payment of notes
    Issuance of shares of common stock in consideration
      for barter services to be rendered
    Issuance of shares in consideration for legal
      services rendered
    Issuance of shares of common stock to equity                                                               (50,000)
      investors                                                18,187        946,246                           964,433
    Issuance of shares of common stock to officer
      as contract signing bonus

    Issuance of shares in consideration for services
      to be rendered
    Issuance of shares of common stock in full
      satisfaction of a loan and accrued interest
    Net loss                                                                              $(1,207,831)     $(1,207,831)

Balances - June 30, 2000                                       18,187        946,246       (1,207,831)       3,067,175
                                                            =========     ==========      ===========      ===========

    Issuance of shares of common stock as partial
      consideration for loans made to company
    Issuance of shares to officers in payment of notes
    Issuance of shares of common stock in consideration
      for barter services to be rendered
    Issuance of shares in consideration for legal
      services rendered
    Issuance of shares of common stock to equity
      investors
                 Lot 201 7/14/2000                                  0              0                                 0
                 Lot 202 7/20/2000                                  0              0                                 0
                  UBS DE 7/21/2000                             10,000              0                            10,000
              Brown Bros 7/24/2000                              3,000              0                             3,000
                    Koby 7/27/2000                                100              0                               100
                 Odyssey 8/4/2000                              20,060        (66,841)                          (46,781)
                    CLSA 8/10/2000                                  0              0                                 0
                  Kerker 8/21/2000                                139              0                               139
                    CLSA 8/29/2000                                  0              0                                 0
                    CLSA 9/6/2000                                  11              0                                11
              BFC Banque 9/7/2000                               1,000              0                             1,000
                 Ferrier 9/27/2000                              1,000         99,000                           100,000
                    CLSA 10/2/2000                                  0             27                                27
                Reittman 10/4/2000                                250         24,750                            25,000
                 Lot 207 10/26/2000                                 0             27                                27
                 Fondren 10/27/2000                               500         49,500                            50,000
                   Frank 10/27/2000                               300         29,700                            30,000
                    CLSA 10/19/2000                                 1            126                               127
                    COMM 10/19/2000                                 7            650                               657
                    COMM 10/19/2000                                 3            268                               271
                    FARD 11/2/2000                              2,000        198,000                           200,000
                  Miller 11/8/2000                                725              0                               725
                   Kimon 4/1/2001                              41,012        408,988                               n/c
                 Visilit 4/1/2001                                 600         59,400                            60,000
    Issuance of shares of common stock to officer
      as contract signing bonus
    Issuance of shares in consideration for services
      to be rendered
    Issuance of shares of common stock in full
      satisfaction of a loan and accrued interest
    Net loss                                                                              $(1,448,758)     $(1,448,758)

Balances - June 30, 2001                                       98,896      1,749,841       (2,656,590)       2,052,720
                                                           ==========    ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                      Consolidated Statements of Cash Flows
                      FYE 6/30/2000 and Three Years Prior

                                                                         For the Years Ended June 30,
                                                                      2002           2001           2000
                                                                  -----------    -----------    -----------
Cash Flows From Operating Activities:
       Net income (loss)                                          $(1,920,123)   $(1,448,758)   $(1,207,831)
       Adjustments to reconcile net income (loss)
           to net cash used in operating actvities:

          Amortization of film costs                                  102,695        107,664        303,388
          Additions to film costs                                     182,814             --         30,583
          Other depreciation and amortization                          75,000         27,080             --
          Issuance of shares of common stock in consideration
            for services rendered                                     144,000             --             --
       Changes in assets and liabilities:
          Accounts receivable, net                                   (184,681)       116,627         25,101
          Notes receivable and advances                               112,682        119,449
          Prepaid expenses and other                                  (12,500)        40,200         70,000
          Accounts payable and accrued expenses                        (7,999)       400,448        (13,967)
          Structured payments and accrued management contracts       (103,658)      (631,002)       678,123
          Accrued interest                                              1,607                       (63,217)
                                                                  -----------    -----------    -----------

              Net cash used in operating activities                (1,610,163)    (1,387,740)       (58,371)
                                                                  -----------    -----------    -----------

Cash Flows From Investing Activities:
       Acquisition of fixed assets                                    (19,419)            --       (544,500)
       Subsidary Activity (including reserves for losses)             601,917       (179,668)
                                                                  -----------    -----------    -----------
              Net cash used in investing activities                   582,498       (179,668)      (544,500)
                                                                  -----------    -----------    -----------

Cash Flows From Financing Activities:

       Net proceeds from private placement sale of common stock
          (excluding stock issued for services)                       916,000        405,000      1,153,490
       Net proceeds/payments - notes and loans payable                113,177      1,133,356       (524,120)

                                                                  -----------    -----------    -----------
       Net cash provided by financing activities                    1,029,177      1,538,356        629,370
                                                                  -----------    -----------    -----------

       Net increase (decrease) in cash                                  1,512        (29,052)        26,499
       Cash at beginning of period                                      2,162         31,214          4,715
                                                                  -----------    -----------    -----------

       Cash at end of period                                      $     3,675    $     2,162    $    31,214
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

      b)    Principles of Consolidation:

            The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and majority owned or controlled joint ventures. All significant intercompany accounts have been eliminated.

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

            Virtually all of the Company's revenues for the period ended June 30, 2002, 2001, and 2000, were from foreign distribution rights and residuals relating thereto.

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

      e)    Investments:

            Investments consist of shares of common stock of four privately held corporations. Two are corporations controlled by a previous CEO and Chairman, Johan Schotte, where the Company has an 18% ownership. The Company has a 99% ownership in a venture capital company that has equity investments in four other companies, one being publicly traded. The fourth is an investment in FilmZone that is accounted as inventory in progress after the Company acquired the remaining 50% with cash. These investments are accounted for using the cost method.

      f)    Earnings (Loss) Per Share:

            Earnings (loss) per share are computed using the weighted average number of common shares outstanding during the respective periods.

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

      i)    Impact of Recently Issued Accounting Standards:

            None to report.

2.    Changes in Management Control:

      In January of 2000, the Board appointed Mr. John Foster as President of the Company and also elected him to the Board of Directors. Mr. Foster still remains as the Company's President and his contract was renewed for the periods ending June 30, 2001 and 2002. Subsequently, Mr. Foster was nominated as CEO and Chairman of the Board on July 6, 2001. Mr. Johan Schotte stepped down as CEO and became Executive Vice Chairman. Mr. Schotte resigned from his board position on December 12th. Mr. Pierre Koshakji, a previous President and Secretary of the Company, resigned on December 9th. On January 3, 2002 the board of directors filled these two vacancies with Mr. Peter Bucher and Mr. Kjell Larsson by unanimous vote of the board. In January the Company hired Mr. C. F. K. (Frank) Cole, as Chief Financial Officer. Mr. Cole has a one-year contract expiring on

      December 31st of this year. In August Mr. Cole requested to decrease his involvement in the Company due to personal needs. The Company agreed to allow him to continue as Vice President of Finance and reduced his hours. Mr. Foster will also handle the matters of CFO until a replacement can be employed.

3.    Results of Operations and Management's Plans:

      The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the company has embarked on an aggressive capital campaign and has been in development for determining it's most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and US Home Video markets. Since July 2001, new management has embarked on a program to reverse the unfavorable results. By significantly reducing overhead and taking steps to rebuild revenues.

      Net loss for the recent periods has been due to the delay in receipt of revenue after the release of recent films coproduced or otherwise acquired for distribution. In December the Company did enter into an exclusive distribution agreement with a library of over 500 films. The company has just begun the process of marketing this library, which includes the development of sales materials, creating descriptive listing sheets for licensees and to seek foreign sales representatives. One representative is under contract for the Scandinavian market. The company attended its first film market in several years in Los Angeles and has rejoined its affiliation with the American Film Marketing Association.

      The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas and as of December 31, 2001, the Company had five full-time employees, consisting of Mr. Foster, the CEO and President, and Mr. Cole as Vice President of Finance and corporate secretary, and two production-administrative assistants. The Company also engaged several professionals in sales and film acquisition on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

4.    Acquisition of Film Assets:

      On July 14, 1998, the Company entered into an Asset Purchase Agreement through a Preferred stock issue with Sweden based Kimon Mediaright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. On February 26, 2000, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation. There were 4,101,283 shares issued for the 4,500,000 Preferred Shares.

      In May of 2002 the company entered into an agreement to distribute certain films from a local supplier.

      The company engaged in its first marketing of film product that it had acquired for sales and licensing for markets beginning June 2002.

5.    Income Taxes:

      At June 30, 2002, the Company had a net operating loss carry forward of approximately $35,700,287. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earn out limitation"). The use of these tax losses to offset against any future gains in any one tax year may be limited if a change of control is deemed to occur per United States tax regulations. As Management does not possess a majority of the outstanding stock they cannot affect the occurrence of a change of control event. The company has not filed a tax return since 1993 and is currently in the process of completing all tax returns.

6.    Notes and Loans Payable:

      In January of 2001, the company has entered into a settlement with Ian Jessel (Ian Jessel vs. Odyssey Pictures Corporation) of which an amount was agreed upon to be paid over a period of time. This amount has been reduced from the accrued portion of the balance sheet and entered into notes payable, resulting in an increase to the Notes Payable.

      In June of 2001, the company borrowed funds through a related party of Mr. Schotte and from a related investor to Odyssey in order to pay the initial payment to Mr. Jessel. Part of the repayment of this amount is contributed by a reduction of past management contracts due to E3, an affiliate of Mr. Schotte.

      Unsecured Promissory Notes: In August of 2001, two unsecured notes previously recorded under Media Trust Notes Payable were paid in full, thus reducing the liabilities to the Unsecured Promissory Notes by $ 98,550.

      In April of 2002 the company received short-term loans from an individual to accommodate certain cash needs. To facilitate these loans the Company has issued Warrants for 25,000 shares unregistered common stock exercisable at a price of $0.40. The warrants expire in April of 2007.

      Subsequent to the fiscal year end $50,000 was borrowed from an unrelated party on a sixty day maturity. See "Subsequent Events".

7.    Agreements to Satisfy Certain Liabilities Through Issuance of Common Stock

      During the quarter ended March 31, 2002 satisfied consulting fees for investment banking services for past private placements with warrants for 500,000 shares at a price of 25 cents per share expiring on December 12, 2003 to a private party. Other services were billed and expensed in this quarter ending March 31, 2002 totaling $150,000 by the issue of 500,000 shares of unregistered restricted shares of stock according to rule 144.

8.    Commitments and Contingencies:

      Lease Commitments:

      The Company conducts its operations out of sub-leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75248, which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another company related to Mr. Foster, named JL Media Services LLC. Rent expense for the space is $ 2,500 per month, with a $2,500 deposit and will continue for a period of five years, to March 1 of 2006. During the fiscal year ending June 30, 2002, the lease payments increased per the master lease agreement for expense allotments. This affected the overall increase in leased space by $205 per month, or $2,457 annually. The Company has storage facilities to store its older records and film materials and leases on a month-to-month basis of $577 each month. Earlier in the year, the company consolidated its storage space and the rental is now $395 per month.

      The company has no other outstanding lease obligations.

9.    Shareholders' Deficit

      The company continues to experience losses and an increasing loss carry forward. The Deficit will continue to grow until the Company is able to increase revenues to a point beyond break even. The Company does not release earnings and/or revenue projections. The Company desires to utilize the losses for tax purposes against potential future taxable earnings. The utilization of tax losses can be significantly reduced if there is a change of control. As the Company is widely held and freely traded the Company cannot control whether a change of control might occur. Such an action would limit the taxable losses in any one year to a formula equal to the applicable federal bond rate times the losses at the time of change of control. Additionally the Company must file its tax returns properly with the additional information required to be able to utilize the tax losses. The Company is in the process and has engaged two firms to complete the tax returns.

10.   Stock Options and Warrants:

      During the fiscal year ended June 30, 1997, a total of 1,153,333 warrants were issued to officers, directors, employees, consultants and third parties, exercisable at prices ranging from $ 0.625 per share to $1.06 per share. The warrants are exercisable for periods ranging from three to five years. None of such warrants have been exercised. All are to expire this coming year.

      During the fiscal year ended June 30, 1998, a total of 254,260 warrants were issued to third parties, exercisable at prices ranging from $1.00 per share to $1.65 per share. The warrants are exercisable for periods ranging from two to five years. None of such warrants have been exercised. All will expire this year.

      In July 1998, the Company entered into a consulting agreement with Media Trust S.A., a company that is an affiliate of Mr. Schotte and in which the Company holds a minority interest (see "Related Party Transactions") to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in1998 by Belgian investors in the aggregate amount of approximately US$100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998, a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. None of these warrants have been exercised. In July of 2002, the company did not renew the consulting arrangement with Media Trust, but has an obligation ongoing for commission obligations if one of its clients reinvests into Odyssey, up until July 2003.

      In December 1998, Lecoutere Finance S.A., an affiliate of the then CEO of the Company, Johan Schotte (see "Related Party Transactions"), purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 (30 cents per share). The price was based on the average price of the Company's common stock for the 30-day period preceding the date of purchase (i.e., 37 cents per share), less a 20% discount due to the restricted nature of the shares purchased.

      On December 1, 1998, a total of 50,000 three-year warrants were issued to three parties (one of which is an affiliate of the Company) in consideration of extending the maturity date of loans to the Company. The warrants have an exercise price of $1.00 per share. None of these warrants have been exercised.

      During the fiscal year ended June 30, 1999, a total of 467,660 warrants were issued to officers, directors and holders of notes payable, exercisable at prices ranging from $0.55 to $1.65. The warrants are exercisable for periods ranging from two to five years, except for two officers' issuances that have no expiration date. None of such warrants have been exercised.

      In October of 2000, a non-related party exercised warrants for a purchase price of $25,000 for $1.00 per share consideration. None of these warrants have been exercised.

      On December 12, 2001 an unaffiliated party that arranged a private placement received for its services warrants of 500,000 shares with an exercise price of 25 cents per share. The warrants expire in two years.

      On April 19, 2002 the Company entered in a Joint Venture with a private company, Kasstech, Inc., to exclusively sell its patent-pending digitization services for a period of ten years. These services are believed to be technically the most efficient available service for transmission of picture and sound through normal phone lines with a possible 900 to 1 compression ratio. The Company is the managing partner of the Joint Venture with all administrative and sales duties. Originally Odyssey agreed to reserve shares of stock for possible funding into the Joint Venture and to pay Kasstech and its owner for some of the rights and services. On October 9th Odyssey and Kasstech agreed to discontinue the share contribution and reserves of stock.

      In April of 2002 the company raised $100,000 for debt reduction by the sale of 625,000 shares of restricted stock. Along with the sale the company granted warrants for up to 125,000 shares of restricted stock at a price of 16 cents per share. This price was later reduced to 6 cents per share in a subsequent transaction (see "Subsequent Events").

      In June the Company raised $316,000 in multiple transactions by the sale of restricted stock. The price for the shares ranged from 6.7 cents to 16 cents per share, depending on whether warrants or commissions were involved. Some of the sales included warrants for up to three years for the purchase of restricted stock at a price of 16 cents per share. The funds were used for working capital and debt reduction.

      During the fiscal year ended June 30, 2002, 2001 and 2000, no warrants were issued to officers, directors.

      During the Fiscal year ended June 30, 2002 and 2001, no stock was issued to officers or directors.

      Additional rights to warrants were granted after the end of the quarter, see below "Subsequent Events".

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). Reserves of shares for the potential conversion have been made. The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two loans of 4 million francs (previous paragraph) and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses.

      Odyssey is pursuing additional subscriptions.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      An interest payment due on April 12, 2002 was made by a third party therefore the Senior Secured Bond is in compliance with its requirements. The company does not have sufficient cash to make its next semi-annual payment and, therefore, risks the Bond being placed in default.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

11.   Related Party Transactions:


      In November 1998, the Company entered into the following related party transaction with E 3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (at the time of the transaction the CEO and President of the Company, respectively) and in which the Company holds a minority interest: (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and (ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E 3 Sports New Mexico, Inc.). The loan has not been repaid and the Company has terminated accruing interest. Current management is pursuing information regarding Company interests. For the current year, the company has elected to write off a significant amount of this loan due to its expected uncollectible nature.

      In July 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. The company has never received required financial reports from Media Trust and has made attempts and as well as demands. Although the company is still pursuing financial information from Mr. Schotte, its main principal, the company has elected to write off substantial advances for lack of information.

      In December 1998, Lecoutere Finance S.A., an affiliate of the then CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 (30 cents per share). The price was based on the average price of the Company's common stock for the 30-day period preceding the date of purchase (37 cents per share) less a 20% discount due to the restricted nature of the shares purchased.

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

      In October of 2001, the company entered into a distribution agreement with JL Media Services LLC, a company specializing in supply of feature films product and of which the current CEO has a minority interest in. The terms of this distribution agreement are based upon a commission and revenue sharing arrangement in exchange for shares of stock in Odyssey as reported at the end of each calendar quarter.

12.   Extraordinary or non recurring items:

      An affiliate of the Company's CEO, JL Media advanced substantial funds for the overhead and operations of the Company from January to October of 2001. The Company began repaying these non-interest accruing advances in October of 2001.

      The company reversed some expenses claimed by a previous officer due to lack of documentation. The Company wrote off a prior entry for a deposit on the production of a film project where an option period had elapsed. The item was carried as a prepaid asset. These items are netted out in Non-recurring items.

      Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, was $126,789 for the period ending June 30, 2002.

      The Company expensed $234,000 in consulting fees tied to previous and current marketing services begun by previous management. The services were paid by the issuance of stock in December. The contract for services is not being renewed.

      The Company reserved an additional amount of funds for possible settlement of past disputes referring to various lawsuits.

      The company added an accelerated depreciation amount for Filmzone due to its development and reposturing of the sales purpose for the website.

      The company reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup.

      The company reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery.

      The company wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.

13.   Subsequent Events:

      In September the company borrowed $50,000 for working capital needs in a sixty day note at 12% per annum. The loan also repriced certain warrants already outstanding to a price of six cents per share. The total warrants affected 306,666 shares and extended the final exercise date of all certificates to September 23, 2005. Additional warrants could be required if the loan is not paid per its terms.

      The Company in March gave notice to the Managing Director of it s 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors (in Luxembourg the term is "Directeurs") and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July. The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses although the Company expects full recovery.

      The company entered into another settlement agreement with Ian Jessel (in the lawsuit of Jessel vs. Odyssey Pictures Corporation, Johan Schotte, Red Sun Productions, Inc, et. al. dated December 2000) and this agreement, the parties agreed to issue stock for the final payments to Mr. Jessel and to pay out the remaining cash portion over a period of time.

      The company signed an arrangement with Orpheus Entertainment, a manufacturer of Video, DVD product and a distributor for all North American markets. In this arrangement, the company shall pay a number of registered shares for the consultation and advice of marketing and placement of product into all markets. The result of this type of stock arrangement will allow the Company to have a higher margin on product it delivers to the market from the retail level for video and DVD sales in North America on a direct basis. In addition, the Company also signed an arrangement for distribution of its soundtracks and original audio works with the same company for international distribution.

      In relation to the Pfannebecker, et. al. case filed in 1995, the Company was settled all claims regarding a possible class action status (the case was denied Class Action status) as of July 2002. There are remaining issues with possible claims of indemnification from former officers and directors, some of which have been released as of October 2002 with no further obligations from the Company.

Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

I, John W. Foster, state and attest that:

      (1) To the best of my knowledge, based upon a review of the covered reports of Odyssey Pictures Corporation, and, except as corrected or supplemented in a subsequent covered report:

      o no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

      o no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

      (2) I have reviewed the contents of this statement with the independent members of the Company's board of directors.

      (3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

      o The Annual Report on Form 10-K for the fiscal year ending June 30, 2002 as filed with the Commission, of Odyssey Pictures Corporation;

      o all reports on Form 10-Q, all reports on Form 8-K and all definitive proxy materials of Odyssey Pictures Corporation filed with the Commission subsequent to the filing of the Form 10-K identified above; and

      o     any amendments to any of the foregoing.


Signed:


/S/ John W. Foster
------------------
John W. Foster

President and CEO