Form 10-Q
period 2002-09-30
ODYSSEY PICTURES CORP
filed 2002-11-12
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                           Commission File No. 0-18954

                          ODYSSEY PICTURES CORPORATION
               (Exact name of registrant as specified in charter)

                Nevada                                     95-4269048
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

              16910 DALLAS PARKWAY, SUITE 104, DALLAS, TEXAS 75248
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone No., including area code (972) 818-7990
                                            FAX (972) 818-7829

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirement for at least the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share 29,932,664 outstanding shares as of September 30, 2002.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX

                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets as of
           September 30, 2002, June 30, 2002, 2001 and 2000               1

         Consolidated Statements of Operations
           for the Three Month Period Ended
           September 30, 2002, 2001 and 2000                              2

         Consolidated Statements of Cash Flows
           for the Three Month Period Ended
           September 30, 2002 and 2001 and 2000                           3

         Consolidated Statements of Changes In
           Shareholders' Equity (Deficit) for the
           Three Month Period Ended September 30, 2002                    4

Notes to Consolidated Financial Statements                                5-7

Item 2. Management's discussion and analysis of
             Financial Condition and Results of Operations                8-10

PART II - OTHER INFORMATION                                               11-14

      1. Legal proceedings.
      2. Changes in securities and use of proceeds.
      3. Defaults upon senior securities
      4. Submission of matters to a vote of security holders
      5. Certain relationships and related transactions
      6. Events subsequent to the fiscal quarter
      7. Exhibits and report

Signatures                                                                15

                          ODYSSEY PICTURES CORPORATION
                           Consolidated Balance Sheets

                                                                       September 30,     June 30,        June 30,        June 30,
Assets                                                                      2002           2002            2001            2000
                                                                       -------------   ------------    ------------    ------------
     Cash                                                              $    (27,447)   $      3,675    $      1,163    $     31,215
     Accounts receivable, net of allowances
       of $0 and $0                                                         202,754         272,087          87,406         208,511
     Notes receivable                                                        85,037               0         153,774         149,296
     Film costs, net                                                      3,530,251       3,637,896       3,923,405       4,095,824
     Prepaid expenses and other                                             513,963         422,206         409,706         450,906
     Investments                                                            641,815         584,916       1,220,742       1,001,100
                                                                       ------------    ------------    ------------    ------------

          TOTAL ASSETS                                                 $  4,946,373    $  4,920,780    $  5,796,195    $  5,936,852
                                                                       ============    ============    ============    ============

Liabilities and Shareholders' Equity (Deficit)

Liabilities

     Accounts payable and accrued expenses                                  945,628       1,300,769         699,563         819,038
     Accrued wages/management contracts/structured payments                 938,892         847,061       1,050,368         709,545
     Accrued interest                                                       234,421         228,021         226,414         226,414
     Due to producers and participants                                      235,584         230,584         250,000         250,000
     Deferred revenues                                                            0               0               0          29,000
     Notes and loans payable                                              1,581,606       1,118,851       1,517,135         835,680
                                                                       ------------    ------------    ------------    ------------

     Total Liabilities                                                 $  3,936,131    $  3,725,286    $  3,743,480    $  2,869,678
                                                                       ============    ============    ============    ============

Shareholders' Equity (Deficit)

     Preferred stock, Series B, par value $.10                                    0               0               0         450,000
       Authorized - 10,000,000 shares

     Common stock, par value $.01;
       Authorized - 40,000,000 shares
       Issued and outstanding -
          29,932,664; 21,174,340; and 13,103,428                            298,038         298,038         211,743         131,034
     Capital in excess of par value                                      36,597,743      36,597,743      35,624,038      34,820,443
     Accumulated deficit                                                (35,885,539)    (35,700,287)    (33,783,061)    (32,334,304)
                                                                       ------------    ------------    ------------    ------------
     Total shareholders' equity (deficit)                                 1,010,242       1,195,494       2,052,720       3,067,173
                                                                       ------------    ------------    ------------    ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $  4,946,373    $  4,920,780    $  5,796,200    $  5,936,850
                                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                      Consolidated Statements of Operations

                          Odyssey Pictures Corporation
                  Period Ending September 30, 2002, 2001, 2000

                                                             For the Periods Ended September 30,
                                                       2002                   2001                   2000
                                                   ------------           ------------           ------------
Revenue                                            $     56,304           $        495           $      1,431

Expenses

        Costs related to revenues                         9,670                 25,746                 27,621
        Selling, general and
          administrative expenses                       227,372                 84,141                151,950
                                                   ------------           ------------           ------------
                                                        237,041                109,887                179,571
                                                   ------------           ------------           ------------

        Operating income (loss)                        (180,737)              (109,392)              (178,140)

Other income (expenses)

        Litigation and Settlements                      (13,490)
        Interest income                                      --                     --                  6,012
        Interest expense                                (39,138)               (27,034)                (8,755)
        Foreign Currency translations                        --                     --                     --
                                                   ------------           ------------           ------------

        Income (loss) from operations
          before provision for income taxes            (233,365)              (136,426)              (180,883)
        Provision / Benefit for income taxes                                                               --

        NET INCOME (LOSS)                          $   (233,365)          $   (136,426)          $   (180,883)
                                                   ============           ============           ============

Basic income (loss) per share                             (0.01)                 (0.01)                 (0.02)

        Weighted average common
        shares outstanding                           22,540,417             21,174,340             11,589,301
                                                   ============           ============           ============

Diluted income (loss) per share                           (0.01)                 (0.01)                 (0.02)

        Weighted average common
        shares outstanding                           22,540,417             21,174,340             11,589,301
                                                   ============           ============           ============

The accompanying notes are an integral part of these financial statements.

                          Odyssey Pictures Corporation
                        FYE 9/30/2002 and Two Years Prior

                      Consolidated Statements of Cash Flows

                                                                                           For the Periods Ended September 30,

                                                                                         2002              2001             2000
                                                                                      ---------         ---------         ---------
Cash Flows From Operating Activities:
       Net income (loss)                                                              $(233,365)        $(136,426)        $(166,072)
       Adjustments to reconcile net income (loss)
                  to net cash used in operating actvities:

          Amortization of film costs                                                     24,999            25,746            25,746
          Additions to film costs                                                       (71,557)
          Other depreciation and amortization                                            25,746                --
          Issuance of shares of common stock in consideration
            for services rendered                                                            --                --            (6,445)
       Changes in assets and liabilities:                                                                      --           (65,006)
          Accounts receivable, net                                                      (29,303)            8,755           (21,728)
          Notes receivable and advances                                                  (6,600)          112,682             6,445
          Prepaid expenses and other                                                         --                --            88,000
          Accounts payable and accrued expenses                                         110,554            89,600            (5,989)
          Accrued wages and Taxes                                                        81,961            12,665
          Accrued interest                                                                6,400
                                                                                      ---------

               Net cash used in operating activities                                    (91,164)          113,022          (145,049)
                                                                                      ---------         ---------         ---------

Cash Flows From Investing Activities:                                                                                        (7,000)
       Acquisition of fixed assets                                                           --                              44,500
       Subsidairy Activity                                                                   --          (112,682)         (220,755)
                                                                                      ---------         ---------         ---------
               Net cash used in investing activities                                         --          (112,682)         (183,255)
                                                                                      ---------         ---------         ---------

Cash Flows From Financing Activities:
       Net proceeds from private placement sale of common stock
          (excluding stock issued for services)                                              --                --           297,838
       Net proceeds/payments - notes and loans payable                                   60,850                              25,000

                                                                                      ---------         ---------         ---------
       Net cash provided by financing activities                                         60,850                --           322,838
                                                                                      ---------         ---------         ---------

       Net increase (decrease) in cash                                                  (30,314)              340            (5,466)
       Cash at beginning of period                                                        2,867             1,163            31,215
                                                                                      ---------         ---------         ---------

       Cash at end of period                                                          $ (27,447)        $   1,503         $  25,749
                                                                                      =========         =========         =========

The accompanying notes are an integral part of these financial statements.

                          Odyssey Pictures Corporation

           Consolidated Changes of Shareholder's Equity (Deficit) for
                        Period Ending September 30, 2002

                                                           Preferred Stock-Series A          Preferred Stock-Series B

                                                           Shares             Amount           Shares          Amount
                                                           -------           --------        ---------       ----------
Balances - June 30, 1998                                   500,000             50,000               --               --
    Issuance of shares of common stock as partial
       consideration for loans made to company
    Issuance of shares of preferred stock for
       purchase of Kimon film library and other assets                                       4,500,000          450,000

    Issuance of shares to officers in payment of notes
    Issuance of shares of common stock in consideration
       for barter services to be rendered
    Issuance of shares in consideration for legal
       services rendered
    Issuance of shares of common stock to equity
       investors
    Issuance of shares of common stock to officer
       as contract signing bonus
    Issuance of shares in consideration for services
       to be rendered
    Issuance of shares of common stock in full
       satisfaction of a loan and accrued interest
    Net loss                                                    --                 --               --

                                                          --------           --------       ----------       ----------
Balances - June 30, 1999                                   500,000           $ 50,000        4,500,000       $  450,000
                                                          ========           ========       ==========       ==========

    Issuance of shares of common stock as partial
       consideration for loans made to company
    Issuance of shares of common stock to equity          (500,000)           (50,000)
       investors
    Net loss

Balances - June 30, 2000                                        --                 --        4,500,000       $  450,000
                                                          ========           ========       ==========       ==========

    Issuance of shares of common stock to equity                                            (4,500,000)      $ (450,000)
       investors
    Net loss

Balances - June 30, 2001                                        --                 --               --               --
                                                          ========           ========       ==========       ==========

    Issuance of shares in consideration for financial
       services rendered
    Issuance of shares of common stock to equity
       investors
    Net loss

Balances - June 30, 2002                                        --                 --               --               --
                                                          ========           ========       ==========       ==========

    Issuance of shares in consideration for financial
       services rendered
    Issuance of shares of common stock to equity investors
       Prior Period Accounting Reversals
    Net loss

Balances - September 30, 2002                                   --                 --               --               --
                                                          ========           ========       ==========       ==========


                                                                 Common Stock         Capital in                        Total
                                                                                      Excess of    Accumulated       Shareholders'
                                                              Shares       Amount     Par Value       Deficit       Equity (Deficit)
                                                            ---------   ----------   ------------  ------------     ----------------
Balances - June 30, 1998                                    5,617,503   $   50,293   $27,552,973   $(29,736,698)      $(2,083,432)
    Issuance of shares of common stock as partial
       consideration for loans made to company                 45,000   $      450   $    19,350                      $    19,800
    Issuance of shares of preferred stock for
       purchase of Kimon film library and other assets                               $ 4,050,000                      $ 4,500,000

    Issuance of shares to officers in payment of notes        830,055   $    8,301   $   251,943                      $   260,244
    Issuance of shares of common stock in consideration
       for barter services to be rendered                     200,000   $    2,000   $    86,000                      $    88,000
    Issuance of shares in consideration for legal
       services rendered                                      100,000   $    1,000   $    39,000                      $    40,000
    Issuance of shares of common stock to equity
       investors                                            1,500,000   $   15,000   $   425,693                      $   440,693
    Issuance of shares of common stock to officer
       as contract signing bonus                               50,000   $      500   $    16,500                      $    17,000
    Issuance of shares in consideration for services
       to be rendered                                         181,667   $    1,816   $   104,000                      $   105,816
    Issuance of shares of common stock in full
       satisfaction of a loan and accrued interest            348,721   $    3,487   $   158,738                      $   162,225
    Net loss                                                                                       $ (1,389,773)      $(1,388,946)

                                                          -----------   ----------   -----------   ------------       -----------
Balances - June 30, 1999                                    8,872,946   $   82,847   $32,704,197   $(31,126,471)      $ 2,161,400
                                                          ===========   ==========   ===========   ============       ===========

    Issuance of shares of common stock as partial           3,000,000   $   30,000   $ 1,170,000                      $ 1,200,000
       consideration for loans made to company
    Issuance of shares of common stock to equity                                                                      $   (50,000)
       investors                                            1,818,700   $   18,187   $   946,246                      $   964,433
    Net loss                                                                                       $ (1,207,831)      $(1,207,831)

Balances - June 30, 2000                                   13,691,646   $  131,034   $34,820,443   $(32,334,302)      $ 3,067,175
                                                          ===========   ==========   ===========   ============       ===========

    Issuance of shares of common stock to equity            4,101,239   $   41,012   $   408,988
       investors                                            3,969,673   $   39,697   $   394,607                      $   434,304
    Net loss                                                                                       $ (1,448,150)      $(1,448,150)

Balances - June 30, 2001                                   21,762,558   $  211,743   $35,624,038   $(33,782,452)      $ 2,053,329
                                                          ===========   ==========   ===========   ============       ===========

    Issuance of shares in consideration for financial
       services rendered                                      690,000   $    6,900   $   137,100                      $   144,000
    Issuance of shares of common stock to equity
       investors                                            7,939,481   $   79,395   $   836,605                      $   916,000
    Net loss                                                                                       $ (1,920,123)      $(1,920,123)

Balances - June 30, 2002                                   30,392,039   $  298,038   $36,597,743   $(35,702,575)      $ 1,193,205
                                                          ===========   ==========   ===========   ============       ===========

    Issuance of shares in consideration for financial
       services rendered                                            0   $       --   $        --                      $        --
    Issuance of shares of common stock to equity
       investors                                                    0   $       --   $        --                      $        --
    Prior Period Accounting Reversals                                                              $     50,400       $    50,400
    Net loss                                                                                       $   (233,365)      $  (233,365)

Balances - September 30, 2002                              30,392,039   $  298,038   $36,597,743   $(35,885,540)      $ 1,010,240
                                                          ===========   ==========   ===========   ============       ===========

The accompanying notes are an integral part of these financial statements.

                          Odyssey Pictures Corporation

           Consolidated Changes of Shareholder's Equity (Deficit) for
                            FYE 6/30/01 and 6/30/00

                                                                Preferred Stock-Series A     Preferred Stock-Series B

                                    Date                           Shares       Amount          Shares        Amount
                                                                  -------      -------        ----------     --------
Balances - June 30, 2000                                               --           --         4,500,000      450,000
                                                                  =======      =======        ==========     ========
     Issuance of shares of common stock as partial
         consideration for loans made to company
     Issuance of shares to officers in payment of notes
     Issuance of shares of common stock in consideration
         for barter services to be rendered
     Issuance of shares in consideration for legal
         services rendered
     Issuance of shares of common stock to equity
         investors
                         Lot 201 7/14/2000
                         Lot 202 7/20/2000
                          UBS DE 7/21/2000
                      Brown Bros 7/24/2000
                            Koby 7/27/2000
                         Odyssey 8/4/2000
                            CLSA 8/10/2000
                          Kerker 8/21/2000
                            CLSA 8/29/2000
                            CLSA 9/6/2000
                      BFC Banque 9/7/2000
                         Ferrier 9/27/2000
                            CLSA 10/2/2000
                        Reittman 10/4/2000
                         Lot 207 10/26/2000
                         Fondren 10/27/2000
                           Frank 10/27/2000
                            CLSA 10/19/2000
                            COMM 10/19/2000
                            COMM 10/19/2000
                            FARD 11/2/2000
                          Miller 11/8/2000
                           Kimon 4/1/2001                                                     (4,500,000)    (450,000)
                         Visilit 4/1/2001
     Issuance of shares of common stock to officer
         as contract signing bonus
     Issuance of shares in consideration for services
         to be rendered
     Issuance of shares of common stock in full
         satisfaction of a loan and accrued interest
     Net loss

Balances - June 30, 2001                                               --           --                --           --
                                                                  =======      =======        ==========     ========

                                                                Common Stock         Capital in                         Total
                                                                                      Excess of     Accumulated      Shareholders'
                                    Date                      Shares       Amount     Par Value       Deficit      Equity (Deficit)
                                                            ----------     -------   -----------   -------------   ----------------
Balances - June 30, 2000                                    13,103,428     131,034    34,820,443    (32,334,302)       3,067,175
                                                            ==========     =======   ===========   ============      ===========
     Issuance of shares of common stock as partial
         consideration for loans made to company
     Issuance of shares to officers in payment of notes
     Issuance of shares of common stock in consideration
         for barter services to be rendered
     Issuance of shares in consideration for legal
         services rendered
     Issuance of shares of common stock to equity
         investors
                         Lot 201 7/14/2000                           8           0             0                               0
                         Lot 202 7/20/2000                           5           0             0                               0
                          UBS DE 7/21/2000                     1000000      10,000             0                          10,000
                      Brown Bros 7/24/2000                      300000       3,000             0                           3,000
                            Koby 7/27/2000                       10000         100             0                             100
                         Odyssey 8/4/2000                      2006000      20,060       (66,841)                        (46,781)
                            CLSA 8/10/2000                          24           0             0                               0
                          Kerker 8/21/2000                       13889         139             0                             139
                            CLSA 8/29/2000                          11           0             0                               0
                            CLSA 9/6/2000                         1127          11             0                              11
                      BFC Banque 9/7/2000                       100000       1,000             0                           1,000
                         Ferrier 9/27/2000                      100000       1,000        99,000                         100,000
                            CLSA 10/2/2000                          27           0            27                              27
                        Reittman 10/4/2000                       25000         250        24,750                          25,000
                         Lot 207 10/26/2000                         27           0            27                              27
                         Fondren 10/27/2000                     50,000         500        49,500                          50,000
                           Frank 10/27/2000                     30,000         300        29,700                          30,000
                            CLSA 10/19/2000                        127           1           126                             127
                            COMM 10/19/2000                        657           7           650                             657
                            COMM 10/19/2000                        271           3           268                             271
                            FARD 11/2/2000                     200,000       2,000       198,000                         200,000
                          Miller 11/8/2000                      72,500         725             0                             725
                           Kimon 4/1/2001                    4,101,239      41,012       408,988                             n/c
                         Visilit 4/1/2001                       60,000         600        59,400                          60,000
     Issuance of shares of common stock to officer
         as contract signing bonus
     Issuance of shares in consideration for services
         to be rendered
     Issuance of shares of common stock in full
         satisfaction of a loan and accrued interest
     Net loss                                                                                      $ (1,448,758)     $(1,448,758)

Balances - June 30, 2001                                    21,174,340     211,743    35,624,038    (33,783,061)       2,052,720
                                                            ==========     =======   ===========   ============      ===========

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2002

1.    Basis of Financial Statement Preparation

      The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 2002.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2002, (b) the results of operations for the three month periods ended September 30, 2002, 2001 and 2000 (c) cash flows for the three periods ended September 30, 2002, 2001, and 2000 and (d) statements of changes in shareholders' equity (deficit) for the three month period ended September 30, 2002.

2.    General Management Overview and Summary

      The company, although it has begun collecting from exploitation and sales of its films, has not yet achieved sufficient cash flow to accommodate its past nor current needs. There are benefits that have been recognized in the past year of redeveloping the company and its position in the market, however, the company will still be in need of additional capital in order to maintain its business direction for the near future.

      Of the company's needs, there are critical accounts that need to be maintained with an additional input of capital. These are mainly company payments for repeating costs as well as results of legal settlements from past issues.

      Product that the company has begun marketing is of independent producers and the success of the exploitation of these films cannot be readily determined and only based upon actual performance, The company believes that the market impact of both its selling efforts plus the new releases forthcoming will achieve a renewed interest in the product and fulfillment services Odyssey offers. Some of the product information is as follows:

      "Trance" in the New York Film Festival and won an award for best fantasy feature. Odyssey has recreated its own motion logo for the credit presentation of each of its films and has begun selling this film worldwide. Odyssey estimates commission income will be in the range of 350,000 USD.

      "Liars Club" had its first theatrical venue in Chicago, where it played well and received very good reviews. Odyssey has begun selling this film worldwide. Odyssey estimates commission will be in the range of 275,000 USD.

      "Certain Guys" in a recent local festival and received an award for story originality. Odyssey has begun selling this film worldwide. Odyssey estimates commission will be in the range of 250,000 USD.

3.    Litigation - Accrued Settlements - Structured Payments

      Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some Pfannebecker related settlements, and other reserves for additional litigation-related settlements.

4.    Private Placement Information

      During the quarter ended September 30, 2002, the Company did not raise any funds through private placement(s) of the Company's common stock.

5.    Related Transactions and Majority Owned Subsidiary

      During the quarter ended June 30, 2001, the Company capitalized a venture capital company domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO) with an issuance of 2 million shares of restricted Odyssey Pictures Corporation stock. The Company then made cash available for OVO's investments and expenses in excess of one million dollars in replacement of its stock capitalization. Since the formation of OVO in March, 2000, the Company made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In September, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company.

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

      The company signed an arrangement with Orpheus Entertainment, a manufacturer of Video, DVD product and a distributor for all North American markets. In this arrangement, the company shall pay a number of registered shares for the consultation and advice of marketing and placement of product into all markets. The result of this type of stock arrangement will allow the Company to have a higher margin on product it delivers to the market from the retail level for video and DVD sales in North America on a direct basis. In addition, the Company also signed an arrangement for distribution of its soundtracks and original audio works with the same company for international distribution. Most of the assets that will be acquired or distributed through this arrangement are from JL Media Services LLC, from a related party transaction entered into in November 2001 (The Master Distribution Agreement).

6.    Capital

      In September or 2002, the company borrowed $50,000 for working capital needs in a sixty-day note at 12% per annum. The loan also re-priced certain warrants already outstanding to a price of six cents per share. The total warrants affected 306,666 shares and extended the final exercise date of all certificates to September 23, 2005. Additional warrants could be required if the loan is not paid per its terms.

      The company also borrowed funds from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received.

7.    Contingent Liabilities

      In September of 2002, the company entered into an arrangement to post-produce and distribute the project entitled "FREE", a feature length motion picture. In the agreement for this film, the company has the right to acquire the asset for a sum of money and may obtain further rights through the exercise of an option.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Three months Ended September 30, 2002 and 2001

      Revenues for the three months ended September 30, 2002 increased to $ 56,304 from $495 for the comparable three month period ended September 30, 2001. This decrease is due to more aggressive exploitation of the film library and more activity in the acquisition of additional film product, several of which are in final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Three new films became available for delivery during this period and they are being marketed at present.

      Costs related to revenues decreased to $ 9,670 for the three month period ended September 30, 2002 from $ 25,746 for the comparable three months ended September 30, 2001. This is mainly due to the adjustment of expensing the depreciation of the Kimon library assets acquired in 1998 within operations. The company made this change to state its margins on new sales more fairly.

      Selling, general and administrative expenses increased significantly by $ 143,231 to $ 227,372 for the three month period ended September 30, 2002, from $ 84,141 for the comparable three month period in 2001. The increase in costs is primarily attributed to the increase in officer salaries as well as a higher amortization costs for the assets of Filmzone and the Kimon library being recorded. In addition, the company has experienced a significant expense for its legal costs, mainly due to the settlement efforts underway as well as costs related to seeking alternate financing resources.

      Interest expense increased to $ 39,138 for three month period ended September 30, 2002, from $ 27,034 for the comparable three month period ending September30, 2001. This is due to the addition of interest on settlements and interim notes that were used for adherence to certain settlements.

      The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

      As of September 30, 2002, the Company had a net operating loss carryforward of approximately $35,652,174 expiring through 2014, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue

Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

      The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 2002, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

      At September 30, 2002, the Company had a negative cash position of ($27,447).

      The Company had no material commitments for capital expenditures as of September 30, 2002.

Compensation Committee Report and Compensation Committee Interlocks and Insider Participation

      Executive officer compensation is determined by the entire Board of Directors. Subsequent to the period ending June 30, 2002, the Board appointed a separate compensation committee to determine or set future executive compensation. The Board's executive compensation policy is intended to attract and retain key executives, compensate them at appropriate levels and provide them with both cash and equity incentives to enhance the Company's value for all of its stockholders.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Lawsuit - Ian Jessel v. Odyssey Pictures Corp., Johan Schotte and Does 1 through 5 - Los Angeles Superior Court, State of California - Filed November 9, 2000.

Complaint for alleged breach of employment contract, fraud and fraudulent conveyance - Plaintiff alleges breach of an employment contact where Plantiff sought unspecified compensatory damages. Although the company was advised that there are substantial defenses to this action, in December of 2001, the Company entered into mediation talks for a settlement, which was later entered into and accepted in February of 2001. In June of 2001, the first payment was made with subsequent payments thereafter.

As of the period ending September 30, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company).

      Lawsuit - Dennis Morgan v. Odyssey Pictures Corp., Johan Schotte, Johan Schotte Productions, Inc., Red Sun Productions, Inc., Media Trust, S.A. and Does 1 through 100 - Complaint filed December 15, 2000, Los Angeles Superior Court, State of California.

Plaintiff alleged unspecified damages for alleged breach of oral contract, breach of written contract, breach of implied contract, fraud, and negligent misrepresentation of conveyance. The action had been served and the company filed a demurrer to the Complaint. Although the company advised previously that Mr. Morgan was not an employee of the company and there were substantial defenses to the action, as of the end of October 2001, the company entered into a settlement agreement to satisfy all outstanding complaints.

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company).

      Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.

Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on June 30, 2002.

      Lawsuit - The "Pfannebecker Case" (lawsuit filed in 1996 seeking class action status) has been dismissed. This lawsuit was the reason for the auditor's note in their certification letter of Odyssey's past financials stating "all liabilities cannot be known" for the company since this was ongoing and its status a threat to the company. Odyssey is released from this claim in full with the final declarations being distributed in court in January 2003.

      The "Mortman Settlement" (claim for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) has been settled and Odyssey was released from any claims Mortman would purport to have with respect to reimbursement of legal fees from the company.

The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on September 30, 2002, still an outstanding litigation and discovery is underway. Odyssey plans to file a motion against the Plaintiffs on specific grounds and is vigorously defending its position. Odyssey contends that Muller and Smith are not entitled to indemnification arising out of the Pfannebecker case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). Reserves of shares for the potential conversion have been made. The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two loans of 4 million Belgian francs and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses.

Odyssey is pursuing additional subscriptions to this Bond and expects to renew its offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      An interest payment due on April 12, 2002 was made by a third party therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its transfer agent (Investment Bank Luxembourg) for immediate payment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.

ITEM 5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey. On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and was the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the company held a shareholders' election for the removal of its three directors, which included Media Trust, SA. The Company demanded documentation of disbursements and expenses previously reported in the accounts of the Company. The Company pursued the control of the subsidiary and a settlement of all accounts underway. The Company has offset all undocumented expenses from prior management contracts and the resulting amounts were booked as part of extraordinary gains and losses. While the Company expects full recovery, a reserve for losses has been taken.

The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July of 2002. The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses although the Company expects full recovery.

ITEM 6. EVENTS SUBSEQUENT TO THE FISCAL QUARTER

      An affiliate of the Company's CEO, JL Media advanced substantial funds for the overhead and operations of the Company from January to October of 2001. The Company began repaying these non-interest accruing advances in October of 2001.

The company reversed some expenses claimed by a previous officer due to lack of documentation. The Company seeks the recoupment of an advance on a film project made. If no recoupment is made, the company will write off this prior entry. The item is
carried as a prepaid asset. This item will appear in Non-recurring items if a write-off is taken.

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $52,600 for the period ending September 30, 2002.

The Company expensed $16,000 in consulting fees tied to current film packaging and marketing services. The contract for services extends to the end of the year 2002 and has a ninety day termination clause.

The Company, as of June 30, 2002, reserved an additional amount of funds for possible settlement of past disputes referring to various lawsuits.

The company added an accelerated depreciation amount for Filmzone due to its development and reposturing of the sales purpose for the website.

The company, as of June 30, 2002, reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup.

The company, as of June 30, 2002, reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery.

The company, as of June 30, 2002, wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.

Odyssey has had to make numerous changes in its business, and to its own structure of board members, while launching new business. As of October of 2002, one board member (Jean-Marie Carrara) has been removed by unanimous vote and another member (Gordon Guiry, a well experienced person in international sales) has been appointed.

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

DATED November 8, 2002