Form 10-Q
period 2002-12-31
ODYSSEY PICTURES CORP
filed 2003-02-19
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From _______ to _______



                           Commission File No. 0-18954
                                               -------


                          ODYSSEY PICTURES CORPORATION
              ----------------------------------------------------
               (Exact name of registrant as specified in charter)



         Nevada                                                  95-4269048
-------------------------                                    -------------------
 (State or other juris-                                       (I.R.S. Employer
diction of incorporation                                     Identification No.)
     or organization)



              16910 DALLAS PARKWAY, SUITE 104, DALLAS, TEXAS 75248
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No., including area code: (972) 818-7990
                                                 --------------


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

Common Stock, par value $.01 per share 29,932,664outstanding shares as of December 31, 2002.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                           Page
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets as of
           December 31, 2002, June 30, 2002, 2001                           2

         Consolidated Statements of Operations
           for the Six and Three Month Period Ended
           December 31, 2002, 2001                                          3

         Consolidated Statements of Cash Flows
           for the Six and Three Month Period Ended
           December 31, 2002 and 2001                                       4


Notes to Consolidated Financial Statements                                5-7

Item 2. Management's discussion and analysis of
             Financial Condition and Results of Operations                8-9

Item 4. Controls and Procedures                                             9


PART II - OTHER INFORMATION                                             10-12

1.       Legal proceedings.
2.       Changes in securities and use of proceeds.
3.       Defaults upon senior securities
4.       Submission of matters to a vote of security holders
5.       Certain relationships and related transactions
6.       Events subsequent to the fiscal quarter
7.       Exhibits and report

Signatures                                                                 13


                                       ODYSSEY PICTURES CORPORATION
                                        Consolidated Balance Sheets

                                                                  December 31     June 30,        June 30,
Assets                                                                2002          2002            2001
                                                                  -------------  ------------   -------------
     Cash                                                                $ 321       $ 3,675         $ 1,163
     Accounts receivable                                               297,655       272,087          87,406
     Notes receivable                                                        -             -               -
     Film costs, net                                                 3,623,865     3,637,896       3,923,405
     Prepaid expenses and other                                        422,206       422,206         409,705
     Investments                                                       584,916       584,916       1,374,517
                                                                  -------------  ------------   -------------

          TOTAL ASSETS                                             $ 4,928,964    $4,920,780     $ 5,796,196
                                                                  =============  ============   =============

Liabilities and Shareholders' Equity (Deficit)

Liabilities
     Accounts payable and accrued expenses                         $ 1,000,035     1,300,769       $ 674,997
     Accrued management contracts and structured payments            1,009,092       847,061       1,074,930
     Accrued interest                                                  234,421       228,021         226,414
     Due to producers and participants                                 235,584       230,584         250,000
     Deferred revenues                                                       -             0               -
     Notes and loans payable                                         1,763,632     1,118,851       1,517,134
                                                                  -------------  ------------   -------------

     Total Liabilities                                               4,242,763    $3,725,286       3,743,475
                                                                  -------------  ============   -------------


Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
     Authorized - 10,000,000 shares
     Issued - 500,000 shares                                                 -             -               -
     Preferred stock, Series B, par value $.10
     Authorized - 10,000,000 shares
     Issued - 4,500,000 shares                                               -             -               -
     Common stock, par value $.01;
     Authorized - 40,000,000 shares
     Issued and outstanding -
     8,284,728 and 5,029,285                                           298,038       298,038         211,743
     Capital in excess of par value                                 36,600,743    36,597,743      35,624,038
     Accumulated deficit                                           (36,212,581)  (35,700,287)    (33,783,060)
     Total shareholders' equity (deficit)                              686,200     1,195,494       2,052,721
                                                                  -------------  ------------   -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $ 4,928,964    $4,920,780     $ 5,796,196
                                                                  =============  ============   =============




                   The accompanying notes are an integral part of these financial statements.

                                                      2


                                            ODYSSEY PICTURES CORPORATION
                                       Consolidated Statements of Operations



                                                  For the Three Months Ended        For the Six Months Ended
                                                          December 31:                    December 31:
                                                       2002            2001            2002             2001
                                                 --------------  -------------   -------------   ---------------

Revenue                                                $ 6,147          $ 420        $ 62,201             $ 915

Expenses
       Costs related to revenues                         4,753         25,820          14,422            51,566
       Selling, general and
       administrative expenses                         308,516        371,087         566,156           457,240
                                                 --------------  -------------   -------------   ---------------
                                                       313,269        396,907         580,578           508,806
                                                 --------------  -------------   -------------   ---------------

       Operating income (loss)                        (307,122)      (396,487)       (518,378)         (507,891)

Other income (expenses)

       Other income                                          -              -
       Interest income                                       -              -
       Interest expense                                (17,682)       (19,009)        (39,820)          (46,018)
       Litigation settlements                           (2,209)       (77,950)         (2,209)          (77,950)
       Other income                                          -              -               -                 -
                                                 --------------  -------------   -------------   ---------------

       Income (loss) from operations
       before provision for income taxes              (327,013)      (493,446)       (560,406)         (631,859)
       Provision / Benefit for income taxes                  -              -

       NET INCOME (LOSS)                            $ (327,013)    $ (493,446)      $(560,406)       $ (631,859)
                                                 ==============  =============   =============   ===============

Basic income (loss) per share                          $ (0.01)       $ (0.02)        $ (0.02)          $ (0.03)

       Weighted average common
       shares outstanding                           27,538,051     21,622,499      27,538,051        21,415,978
                                                 ==============  =============   =============   ===============

Diluted income (loss) per share                        $ (0.01)       $ (0.02)        $ (0.02)          $ (0.03)

       Weighted average common
       shares outstanding                           27,538,051     21,622,499      27,538,051        21,415,978
                                                 ==============  =============   =============   ===============


                          The accompanying notes are an integral part of these financial statements.

                                                            3


                                    ODYSSEY PICTURES CORPORATION
                                Consolidated Statements of Cash Flows


                                                                     For the Six Months Ended
                                                                            December 31,
                                                                         2002            2001
                                                                     --------------  -------------
Cash Flows From Operating Activities:
       Net income (loss)                                                $ (560,407)     $(631,859)
       Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
           Amortization of film costs                                       51,492         51,492
           Additions to film costs                                         (72,753)             -
           Other depreciation and amortization                              49,998              -

       Changes in assets and liabilities:
           Accounts receivable, net                                        (30,068)        (4,586)
           Notes receivable and advances                                   (27,972)             -
           Prepaid expenses and other                                            -         (3,501)
           Accounts payable and accrued expenses                           277,196        220,533
           Due to producers and participants                                57,162              -
           Deferred revenues                                                74,250              -
           Accrued management contracts and structured payments             (7,000)       (63,973)
           Accrued interest/intercompany                                     6,400              -
                                                                     --------------  -------------
               Net cash provided (used) in operating activities         $ (181,702)     $(431,894)
                                                                     --------------  -------------

Cash Flows From Investing Activities:
       Investment in Odyssey Ventures Online                                     -         (8,246)
                                                                     --------------  -------------
               Net cash (used) in investing activities                         $ -       $ (8,246)
                                                                     --------------  -------------

Cash Flows From Financing Activities:
       Issuance of shares of common stock for services                           -        125,000
       Net proceeds/payments - notes and loans payable                      88,348         78,961
       Issuance of shares of preferred stock to equity investors                 -              -
       Issuance of shares of common stock to equity investors               90,000        250,000
                                                                     --------------  -------------
       Net cash provided by financing activities                         $ 178,348       $453,961
                                                                     --------------  -------------

       Net increase (decrease) in cash                                    $ (3,354)      $ 13,821
                                                                     --------------  -------------
       Cash at beginning of period                                           3,675          1,163

       Cash at end of period                                                 $ 321       $ 14,984
                                                                     ==============  =============




                          The accompanying notes are an integral part of these financial statements.

                                                            4

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 2002


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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 31, 2002, (b) the results of operations for the six and three month periods ended December 31, 2002, 2001 and 2000 (c) cash flows for the six and three periods ended December 31, 2002, 2001, and 2000 and (d) statements of changes in shareholders' equity (deficit) for the six and three month periods ended December 31, 2002.


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

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 2002



3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some Pfannebecker related settlements, and other reserves for additional litigation-related settlements.


4.   Private Placement Information

     During the quarter ended December 31, 2002, the Company did not raise any funds through private placement(s) of the Company's common stock.


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

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 31, 2002



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


6.   Capital

     In September of 2002, the company borrowed $50,000 for working capital needs in a sixty-day note at 12% per annum. The loan also re-priced certain warrants already outstanding to a price of six cents per share. The total warrants affected 306,666 shares and extended the final exercise date of all certificates to September 23, 2005. Additional warrants could be required if the loan is not paid per its terms.

     The company also borrowed funds from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received.

     From October to December, the company borrowed additional capital from private sources in order to accommodate certain necessary expenses and overheads. These short term amounts total $51,000 and carry an interest of 12% per annum.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three months Ended December 31, 2002 and 2001

     Revenues for the six and three months ended December 31, 2002 increased to $62,201 from $915 for the comparable three month period ended December 31, 2001. This decrease is due to more aggressive exploitation of the film library and more activity in the acquisition of additional film product, several of which are in final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Three new films became available for delivery during this period and they are being marketed at present.

     Costs related to revenues decreased to $14,422 for the six and three month period ended December 31, 2002 from $51,516 for the comparable six and three months ended December 31, 2001. This is mainly due to the adjustment of expensing the depreciation of the Kimon library assets acquired in 1998 within operations. The company made this change to state its margins on new sales more fairly.

     Selling, general and administrative expenses increased significantly by $108,916 to $566,156 for the three month period ended December 31, 2002, from $457,240 for the comparable three month period in 2001. The increase in costs is primarily attributed to the increase in officer salaries as well as a higher amortization costs for the assets of Filmzone and the Kimon library being recorded. In addition, the company has experienced a significant expense for its legal costs, mainly due to the settlement efforts underway as well as costs related to seeking alternate financing resources.

     Interest expense decreased to $39,820 for three month period ended December 31, 2002, from $46,018 for the comparable three month period ending December 31, 2001. This is due to the addition of interest on settlements and interim notes that were used for adherence to certain settlements.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 31, 2002, the Company had a net operating loss carryforward of approximately $36,212,581 expiring through 2014, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 31, 2002, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources

     At December 31, 2002, the Company had a cash position of 321.

     The Company had no material commitments for capital expenditures as of December 31, 2002.

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

Item 4. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures: Based upon the evaluation of disclosure controls and procedures as of November 19, 2002, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

b. Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date.

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

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company).


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

Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on December 31, 2002.


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


The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on December 31, 2002, still an outstanding litigation and discovery is underway. Odyssey plans to file a motion against the Plaintiffs on specific grounds and is vigorously defending its position. Odyssey contends that Muller and Smith are not entitled to indemnification arising out of the Pfannebecker case.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An interest payment was due on April 12, 2002 and was made by a third party, therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its - agent (Investment Bank Luxembourg) for immediate payment.


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

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $52,600 for the period ending December 31, 2002.

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

                                            ODYSSEY PICTURES CORPORATION

                                            By:  /s/ John W. Foster
                                                 ------------------------
                                                  John W. Foster
                                                  CEO and Chairman

DATED: February 19, 2003



                            CERTIFICATION PURSUANT TO
                  18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John W. Foster, certify that,

1. I have reviewed this quarterly report on Form 10-Q of Odyssey Pictures Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 19, 2003                             /s/ John W. Foster
                                                    ----------------------------
                                                    John W. Foster
                                                    Chief Executive Officer