Form 10-Q
period 2003-03-31
ODYSSEY PICTURES CORP
filed 2003-05-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended March 31, 2003

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

Common Stock, par value $.01 per share 31,036,628 outstanding shares as of March 31, 2003.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page
Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
                March 31, 2003, June 30, 2002, 2001                         2

             Consolidated Statements of Operations
                for the Nine and Three Month Period Ended
                March 31, 2003, 2002                                        3

             Consolidated Statements of Cash Flows
                for the Nine and Three Month Period Ended
                March 31, 2003 and 2002                                     4

              Notes to Consolidated Financial Statements                  5-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8

     Item 4. Controls and Procedures 9


PART II - OTHER INFORMATION                                              9-12

     Item 1. Legal proceedings.

     Item 2. Changes in securities and use of proceeds.

     Item 3. Defaults upon senior securities

     Item 4. Submission of matters to a vote of security holders

     Item 5. Certain relationships and related transactions

     Item 6. Events subsequent to the fiscal quarter

     Item 7. Exhibits and report

Signatures                                                                 12



                                                 ODYSSEY PICTURES CORPORATION
                                                 Consolidated Balance Sheets



                                                               March 31,        June 30,         June 30,        June 30,
Assets                                                           2003            2002             2001            2000
------                                                       -------------  ---------------   --------------  --------------

     Cash                                                         $ 1,238          $ 3,675          $ 1,163        $ 31,215
     Accounts receivable (Less allowances
       reserved for bad debt)                                     265,120          272,087           87,406         208,511
     Notes receivable                                                   -                -                -         149,296
     Film costs, net                                            3,428,761        3,637,896        3,923,405       4,095,824
     Prepaid expenses and other                                   426,777          422,206          409,705         450,906
     Investments                                                  545,771          584,916        1,374,517       1,001,100
                                                             -------------  ---------------   --------------  --------------

         TOTAL ASSETS                                         $ 4,667,666      $ 4,920,780      $ 5,796,196     $ 5,936,852
                                                             =============  ===============   ==============  ==============

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
Liabilities

     Accounts payable and accrued expenses                    $ 1,056,763        1,300,769        $ 674,997       $ 819,038
     Structured payments and management contracts               1,008,391          847,061        1,074,930         709,545
     Accrued interest                                             234,421          228,021          226,414         226,414
     Due to producers and participants                            230,584          230,584          250,000         250,000
     Deferred revenues                                                  -                0                0          29,000
     Notes and loans payable                                    1,617,067        1,118,851        1,517,134         835,680
                                                             -------------  ---------------   --------------  --------------

     Total Liabilities                                          4,147,226      $ 3,725,286        3,743,475       2,869,678
                                                             -------------  ---------------   --------------  --------------

     Commitments and contingencies

Shareholders' Equity (Deficit)

     Preferred stock, Series A, par value $.10;
       Authorized - 10,000,000 shares
       Issued - 0 shares                                                -                -                -               -
     Preferred stock, Series B, par value $.10
       Authorized - 10,000,000 shares
       Issued - 0 shares                                                -                -                -         450,000
     Common stock, par value $.01;
       Authorized - 40,000,000 shares
       Issued and outstanding -
       31,036,628 (Current) 24,674,340 (2002),
       and 21,467,043 (2001)                                      310,366          298,038          211,743         135,731
                                                               36,694,955       36,597,743       35,624,038      34,815,747
     Accumulated deficit                                      (36,484,880)     (35,700,287)     (33,783,060)    (32,334,304)
                                                             -------------  ---------------   --------------  --------------
     Total shareholders' equity (deficit)                         520,441        1,195,494        2,052,721       3,067,174
                                                             -------------  ---------------   --------------  --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 4,667,667      $ 4,920,780      $ 5,796,196     $ 5,936,852
                                                             =============  ===============   ==============  ==============






                          The accompanying notes are an integral part of these financial statements.


                                                      ODYSSEY PICTURES CORPORATION
                                                 Consolidated Statements of Operations



                                                 For the Three Months Ended March 31:           For the Nine Months Ended March 31:

                                                   2,003         2002           2001             2003        2002         2001
                                               ------------  ------------   -----------       ----------  ----------   ----------
Revenue
                                                     4,500     $ 166,167       $ 2,275         $ 62,215   $ 167,082      $ 3,706
Expenses

     Costs related to revenues                                    53,429                         14,608     104,996       54,291
     Selling, general and
     administrative expenses                        78,766       135,809       145,436          636,944     593,049      432,108
                                               ------------  ------------   -----------       ----------  ----------   ----------
     Total                                          78,766       189,238       145,436          651,553     698,045      486,399
                                               ------------  ------------   -----------       ----------  ----------   ----------

     Operating income (loss)                       (74,266)      (23,071)     (143,160)        (589,338)   (530,963)    (482,693)

Other income (expenses)

     Interest income                                     -             -             -                -           -       12,001
     Interest expense                               (8,799)      (57,003)       (8,755)         (62,759)   (102,953)     (17,510)
     Gains (Losses) from Litigation
      and offsets                                  (19,116)            -             -                -     (97,134)           -
     Other income (expense)                       (180,000)            -             -         (180,000)          -            -
                                               ------------  ------------   -----------       ----------  ----------   ----------

     Income (loss) from operations
     before provision for income taxes            (263,064)      (99,190)     (151,915)        (832,096)   (731,050)    (488,202)
     Provision / Benefit for income taxes                -             -             -                -           -            -

     NET INCOME (LOSS)                          $ (263,064)    $ (99,190)   $ (151,915)       $(832,096)  $(731,050)  $ (488,202)
                                               ============  ============   ===========       ==========  ==========   ==========

Basic income (loss) per share                        (0.01)        (0.00)        (0.01)         $ (0.03)    $ (0.03)     $ (0.04)

     Weighted average common
     shares outstanding                         29,803,821    24,196,562    12,403,675        29,803,821  22,340,398  12,403,675
                                               ============  ============   ===========       ==========  ==========  ==========

Diluted income (loss) per share                    $ (0.01)      $ (0.00)      $ (0.01)         $ (0.03)    $ (0.03)     $ (0.04)

     Weighted average common
     shares outstanding                         29,803,821    24,196,562    12,403,675        29,803,821  22,340,398  12,403,675
                                               ============  ============   ===========       ==========  ==========  ==========





                                The accompanying notes are an integral part of these financial statements.



                                           ODYSSEY PICTURES CORPORATION

                                       Consolidated Statements of Cash Flows



                                                                      For the Nine Months Ended March 31,

                                                                     2003             2002           2001
                                                                ---------------   -------------   ------------
Cash Flows From Operating Activities:
      Net income (loss)                                             $ (832,097)     $ (731,050)    $ (488,202)
      Adjustments to reconcile net income (loss)
      to net cash used in operating activities:                              -
        Amortization of film costs                                      77,238          76,949         44,492
        Other depreciation and amortization                             74,997          25,000              -
      Changes in assets and liabilities:
        Accounts receivable, net                                       (24,254)       (184,681)      (164,746)
        Notes receivable and advances                                  (13,279)              -         (5,755)
        Prepaid expenses and other (Film)                              (79,456)        (12,501)       (43,000)
        Accounts payable and accrued expenses                          366,960         625,772        297,972
        Structured Payments and Accrued Management Fees                127,650        (227,869)      (305,000)
        Accrued interest                                                 6,400           1,607          8,755
                                                                ---------------   -------------   ------------

            Net cash provided (used) in operating activities          (295,840)       (426,773)      (655,484)
                                                                ---------------   -------------   ------------

Cash Flows From Investing Activities:
      Investments                                                            -         160,883       (197,642)
                                                                ---------------   -------------   ------------
            Net cash provided (used) in investing activities                 -         160,883       (197,642)
                                                                ---------------   -------------   ------------

Cash Flows From Financing Activities:                                                        -              -
      Net proceeds from private placement sale of common stock           3,000         590,000        405,000
      Net proceeds/payments - notes and loans payable                  290,402        (398,283)       505,283
      Issuance of shares of preferred stock to equity investors              -               -              -

                                                                                  -------------   ------------
      Net cash provided by financing activities                        293,402         191,717        910,283
                                                                ---------------   -------------   ------------

      Net increase (decrease) in cash                                   (2,438)        (74,173)        57,157
                                                                ---------------   -------------   ------------
      Cash at beginning of period                                        3,675           1,163         31,215

      Cash at end of period                                              1,237         (73,010)        88,372
                                                                ===============   =============   ============






                          The accompanying notes are an integral part of these financial statements.

                                                            4

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                March 31, 2003


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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 2003, (b) the results of operations for the nine and three month periods ended March 31, 2003, 2002 and 2001 and, (c) cash flows for the nine and three month periods ended March 31, 2003, 2002, and 2001.


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

     In addition, the company has been in discussion with other suppliers of film and broadcast product and has intentions of forming certain alliances in order to recognize a revenue-generating product.

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                March 31, 2003



3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some Pfannebecker related settlements, and other reserves for additional litigation-related settlements.


4.   Private Placement Information

     During the quarter ended March 31, 2003, the Company did not raise any funds through private placement(s) of the Company's common stock.


5.   Related Transactions and Majority Owned Subsidiary

     During the quarter ended June 30, 2001, the Company capitalized a venture capital company domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO) with an issuance of 2 million shares of restricted Odyssey Pictures Corporation stock. The Company then made cash available for OVO's investments and expenses in excess of one million dollars in replacement of its stock capitalization. Since the formation of OVO in March, 2000, the Company made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In September, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company. During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner. The company, as of June 30, 2002, has begun writing down these investments. Charges to the company's operations in the period ending March 31, 2003 were $180,000.

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                March 31, 2003



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

     The company signed an arrangement with Orpheus Entertainment, a manufacturer of Video, DVD product and a distributor for all North American markets. In this arrangement, the company shall pay a number of registered shares for the consultation and advice of marketing and placement of product into all markets. The result of this type of stock arrangement will allow the Company to have a higher margin on product it delivers to the market from the retail level for video and DVD sales in North America on a direct basis. In addition, the Company also signed an arrangement for distribution of its soundtracks and original audio works with the same company for international distribution. Most of the assets that will be acquired or distributed through this arrangement are from JL Media Services LLC, from a related party transaction entered into in November 2001 (The Master Distribution Agreement). The Company has seven films to release in the coming months for this outlet.



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

     From January through March, the company received additional borrowings totaling $35,000 in order to secure additional necessary costs and overheads while the company expected a completion of private placement of added equity.



7.   Contingent Liabilities

     In September of 2002, the company entered into an arrangement to post-produce and distribute the project entitled "FREE", a feature length motion picture. In the agreement for this film, the company has the right to acquire the asset for a sum of money and may obtain further rights through the exercise of an option. As of March 31, 2003, the option period for the Company has been extended due to excessive delays in delivery from the producer and added time needed to complete the project.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three months Ended March 31, 2003 and 2002

     Revenues for the nine and three months ended March 31, 2003 decreased to $62,215 from $167,082 for the comparable period ended March 31, 2002. This decrease is due to changes in the Company's method of selling and attention to creating additional inventories as well as renovations to the present film library and more activity in the acquisition of additional film product, several of which are in final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Five new films became available for delivery during this period and they are being marketed at present.

     Costs related to revenues decreased to $14,422 for the nine and three month period ended March 31, 2003 from $51,516 for the comparable nine and three months ended March 31, 2002. This is mainly due to the adjustment of expensing the depreciation of the Kimon library assets acquired in 1998 within operations. The company made this change to state its margins on new sales more fairly.

     Selling, general and administrative expenses decreased by $46,492 to $651,553 for the nine and three month periods ended March 31, 2003, from $698,045 for the comparable period in 2002. The decrease in costs is primarily attributed to the decrease in officer salaries as well as an overall reduction in the operating expenses. In addition, the company still continues to experience a significant expense for its legal costs, mainly due to the settlement efforts underway as well as costs related to seeking alternate financing resources.

     Interest expense decreased to $62,759 for nine and three month period ended March 31, 2003, from $102,953 for the comparable period ending March 31, 2002. This is due to the relief from one-time charges on interest on settlements and interim notes that were used for adherence to certain settlements.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 2003, the Company had a net operating loss carryforward of approximately $36,484,880 expiring through 2014, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses will be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 2002, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.


Liquidity and Capital Resources

     At March 31, 2003, the Company had a cash position of $1,238.

     The Company had no material commitments for capital expenditures as of March 31, 2003.

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

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company). As of March 31, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

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

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company). As of March 31, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.


Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.

Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on March 31, 2003.


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


The "Muller & Smith Case" (lawsuit filed for indemnification and reimbursement of legal fees regarding the Pfannebecker Case), at the close of business on March 31, 2003, still was an outstanding litigation with a trial date set. Odyssey plans to file a motion against the Plaintiffs on specific grounds and is vigorously defending its position. Odyssey contends that Muller and Smith are not entitled to indemnification arising out of the Pfannebecker case.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An interest payment was due on April 12, 2002 and was made by a third party, therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its agent (Investment Bank Luxembourg) for immediate payment. As of March 31, 2003, no payment has been made against the bond, but management is making plans to address the restructuring of any amounts due as soon as possible.


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

     The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July of 2002. The company, as of June 30, 2002, reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup.The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses and, although the Company expects full recovery, this resulted in $180,000 contribution of losses for the period ending March 31, 2003. Further meetings have been scheduled to attempt collections and satisfaction of these outstanding amounts.


     The Company reversed some expenses claimed by the former officer due to lack of documentation. The Company seeks the recoupment of an advance on a film project made. The Company wrote off this prior entry as the item was carried as a prepaid asset. This item will appear in Non-recurring items.


     The Company, as of June 30, 2002, reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery.

     The Company, as of June 30, 2002, wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.

ITEM 6. EVENTS SUBSEQUENT TO THE FISCAL QUARTER

An affiliate of the Company's CEO, JL Media Services, advanced substantial funds for the overhead and operations of the Company from January to October of 2001, and continuing through to March 2003. The Company began repaying these advances in October of 2001 but has not made significant payment since. There is a secured note and interest is being accrued on a monthly basis. In addition, the company remains in default on its lease agreement with JL Media Services.

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $48,636 for the period ending March 31, 2003.

The Company continues (since of June 30, 2002), to reserve an additional amount of funds for possible settlements of past disputes referring to various lawsuits, specifically the "Muller and Smith" case.

In April 2003, the Company was notified that the "Morgan Case" was issued a judgment in the amount of $250,000. The Company is and has been in contact with counsel and has an agreement on enforcement pending a continued payment plan being made.

The company added an accelerated depreciation amount for Filmzone due to its development and reposturing of the sales purpose for the website.

A former officer of the company, Frank Cole, granted an option to the Company in fulfillment of its contractual Obligations. This resulted in an issue (to be completed) of common shares and a small remaining balance to be paid out by mutual agreement.

Odyssey has had to make numerous changes in its business, and to its own structure of board members, while launching new business. As of October of 2002, one board member (Jean-Marie Carrara) has been removed by unanimous vote and another member (Gordon Guiry, a well experienced person in international sales) has been appointed. As of March 31, 2003, Mr. Guiry accepted a position as an advisor to the Board of Directors of Odyssey and is not an official Board Member.

In April of 2003, referring to the "Muller and Smith" case, the judge ruled in favor of the indemnification claim. Odyssey will now have to make a payment in excess of 300,000 and possibly an additional 100,000 in later fees incurred by Muller and Smith. Whereas a judgment has been entered in favor of Muller and Smith, management has met with the former plaintiffs and is attempting to determine an acceptable arrangement. Among the options that Odyssey has would be to issue payment in full, make a payment arrangement, file an appeal, or countersue the former plaintiffs for just cause. The Company is in discussion in determining the above options.

In May of 2003, the Company successfully completed an equity placement from a new investment firm which will significantly assist Odyssey in achieving its goals. Further relations with this Company are in planning stages.







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

DATED: May 22, 2003



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


Date: May 22, 2003                                 /s/ John W. Foster
                                                    ----------------------------
                                                    John W. Foster
                                                    Chief Executive Officer