Form 10-K
period 2003-06-30
ODYSSEY PICTURES CORP
filed 2003-10-14
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended June 30, 2003


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _________ to _________


                                    0-18954
                                    -------
                               Commission File No.


                          ODYSSEY PICTURES CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  95-4269048
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              16910 Dallas Parkway, Suite 104, Dallas, Texas 75248
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (972) 818-7990

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $6,482,387 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

As of June 30, 2003 there were outstanding 32,411,934 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K Report for the Fiscal Year
                               Ended June 30, 2003

TABLE OF CONTENTS

PART I

Item 1.  Business............................................................ 1
Item 2.  Properties..........................................................10
Item 3.  Legal Proceedings...................................................11
Item 4.  Submission of Matters to a Vote of Security Holders.................15

PART II

Item 5.  Market for Registrant's Common Stock and Related
           Stockholder Matters...............................................16
Item 6.  Selected Financial Data.............................................17
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................17
Item 8.  Financial Statements and Supplementary Data.........................20
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................20

PART III

Item 10. Directors and Executive Officers of the Registrant..................21
Item 11. Executive Compensation..............................................22
Item 12. Security Ownership of Certain Beneficial Owners and Management......25
Item 13. Certain Relationships and Related Transactions......................25
Item 14. Controls & Procedures...............................................27

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......28

                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

Odyssey Pictures Corporation ("Odyssey" or the "Company"), formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company. At such time, the Company had no material assets. In September 1990, Double Helix Films, Inc. ("Double Helix"), a producer of low budget films, and Odyssey Entertainment Ltd. ("OEL"), an international film distribution company, were merged with wholly owned subsidiaries of the Company (the "Mergers"). Subsequent to the Mergers, each of Double Helix and OEL became a wholly owned subsidiary of the Company. In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business.

A change in the entire Board of Directors of the Company (the "Board") occurred on April 12, 1995 pursuant to the terms of a Settlement Agreement dated as of March 31, 1995 (the "Settlement Agreement"), by and among Robert Hesse, Shane O'Neil, Lawrence I. Schneider, Henry N. Schneider, Robert E. Miller, Jr., Russell T. Stern, Jr. (collectively, a group of shareholders originally formed to effect a change in management control of the Company and known as the "CECO Shareholders Committee"), the Company, OEL, Global Intellicom, Inc., each of Jerry Silva, Robert Ferraro, N. Norman Muller, Thomas W. Smith and David A. Mortman (constituting all the directors of the Company at the time of the execution of the Settlement Agreement and hereinafter referred to collectively as the "Former Directors"), and others.

As contemplated by the Settlement Agreement, on April 11, 1995, the Former Directors increased the size of the Board from five to six directors and elected Henry N. Schneider, a designee of the CECO Shareholders Committee a new director effective upon the closing of the Settlement Agreement. The closing of the Settlement Agreement occurred on April 12, 1995 and, upon the closing the resignations of the Former Directors became effective. After the closing Henry
N. Schneider, as sole remaining director of the Company, elected Lawrence I. Schneider, Russell T. Stern, Jr., Patrick J. Haynes, III and Robert E. Miller Jr. as new directors of the Company. In addition to the change in the composition of the Board, the Settlement Agreement provided for the settlement of all outstanding litigation between the Company and the CECO Shareholders Committee. The CECO Shareholders Committee disbanded upon the closing of the Settlement Agreement. Effective September 8, 1995, each of Messrs. Haynes, Stern and Henry N. Schneider resigned as directors of the Company and were replaced by Stephen R. Greenwald and Ira N. Smith, each of whom was appointed to the Board and, together with Lawrence Schneider, elected to executive management positions to operate the business and affairs of the Company on a day-to-day basis.

On March 6, 1996, the Company declared a reverse one-for-six stock split of its Common Stock (the "Reverse Split"), effective March 18, 1996. All share amounts and per share prices reflected in this Report have been adjusted to give effect to the Reverse Split.

Mr. Schneider resigned his executive position in September, 1997, and in March, 1998, the Board of Directors appointed Mr. Johan Schotte as Chief Executive Officer and Chairman of the Board of the Company. At the same time, Mr. Pierre Koshakji was appointed to the Board and elected as President of the Company. Mr. Johan Schotte expanded the Board to include additional independent directors and Messrs. Greenwald and Smith agreed to terminate their existing employment agreements in exchange for revised employment and consulting agreements. In connection with the change in management, an affiliate of Mr. Schotte purchased convertible deferred compensation notes from former management and converted a portion of these notes into 667,648 shares of the Company's common stock in April, 1998. The balance of these notes was converted into 176,050 shares of common stock in October 1998.

During the early 1990s, the Company developed an excellent reputation in overseas markets for the distribution of quality motion picture entertainment, a reputation that the Company's management believes it continues to enjoy despite its recent difficulties. However, due to the changes in management control and disruptions in the continuity of the Company's business following the change in control in 1995, the Company was unable to sustain any substantial activities in the international distribution of motion pictures.

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

While continuing to develop and re-establish the Company's film distribution business, management's objective was to aggressively build a diverse, global media company independent in ownership from the major film and music companies. Management also sought to establish a group of domestic and international companies providing both content and distribution in film, music, publishing, sports, merchandising and other multimedia outlets. On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey. On December 7, 2001 Pierre Koshakji resigned as director to pursue other interests. Mr. Koshakji is still involved with E3 Corporation in which the Company owns an interest. Mr. Koshakji is owed $220,184 in past compensation. On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and was the managing director of the Company's 99% subsidiary, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the Company held a shareholders' election for the removal of its three directors, which included Media Trust, SA The Company demanded documentation of disbursements and expenses previously reported in the accounts of the Company. The Company pursued the control of the subsidiary and settlement of all accounts is presently underway. The Company has offset all undocumented expenses from prior management contracts and the resulting amounts were booked as expense or loss accordingly. While the Company expects recovery, a reserve for losses has been taken since the Company has adopted Statement of Financial Accounting Standards No, 5 (SFAS 5), and, since a loss contingency may exist in this matter.

On January 3, 2002, at a regularly scheduled board meeting, the board of directors voted unanimously to elect Peter Bucher and Kjell Larsson to replace vacant positions made available by the resignation of Mr. Schotte and Mr. Koshakji. Mr. Bucher is a consultant in finance and resides in Germany. Prior to forming his company, Dival AG, he has a career in banking including Deputy Administrator with Schaffhaus Canton Bank and the Swiss Banking Association. Mr. Larsson resides in Florida and owns 1,518,055 shares of Odyssey through Kemp Entertainment, a company he formed with his wife in 1999. Larsson formed TigerNet Order, Inc. a web consulting and marketing company through a Kemp subsidiary and he had served as its President. TigerNetorder also has a Swedish subsidiary providing similar services. Prior to moving to Florida he formed one of the first video retail chains in Sweden and later became President of Scanbox AB.

In January of 2002, the Company hired C. F. K. (Frank) Cole as the Chief Financial Officer and also installed him as corporate secretary. Mr. Cole had served in a consulting capacity for the company for several months following and has been a venture capitalist and consultant in various capacities over the last ten years. Prior to forming his own investment company Mr. Cole was CFO of a Dallas based holding company in the commercial real estate business. He also served as President of two of its subsidiaries involved in the property and asset management business. Mr. Cole has a career in banking and corporate financial consulting with some of the largest US companies involved in those industries. Mr. Cole had one-year contract with the Company with ninety-day notification clause. In July of 2002, Mr. Cole elected not to continue as CFO due to personal reasons. He continued to assist with the Company until October of 2002.

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

(c) Narrative Description of Business Foreign Sales and Distribution Operations

General.

The distribution of films involves two principal activities - the acquisition of rights from the licensor or the seller, usually the producer or writer of the film, and the licensing of the distribution rights to subdistributors in their respective markets. In general, the rights obtained from the producer relate to all media, including theatrical distribution, video and all forms of television. In some cases, the licensing of rights to subdistributors may exclude certain territories and/or media. It is unlikely that subdistributors would bypass the Company and deal directly with the licensors of film rights. Historically, independent licensors of film rights prefer to deal with a single sales agent/distributor rather than deal with various subdistributors in foreign markets. Consequently, even if a particular subdistributor attempted to perform the function of the Company, it is unlikely that the film's licensor would be willing to deal with such subdistributor due to detailed servicing requirements. Furthermore, with respect to any particular film, the Company typically enters into exclusive distributorship arrangements, thereby precluding others from competing with the Company with respect to that film. Moreover, in certain circumstances, the Company may also provide a financing function for the production of a film, which a subdistributor would generally be unable to provide. See "Terms of Distribution Agreements."

Terms of Distribution Agreements.

A distributor such as the Company, which coordinates worldwide sales in all territories and media, generally handles foreign distribution. Overseas film sales companies rely on local subdistributors to physically deliver the motion picture and related marketing materials and to collect revenues from local exhibitors and other local distributors of the film. Typically, the territorial rights for a specific medium such as television exhibition are sold for a "cycle" of approximately seven years, after which the rights become available for additional cycles.

The film distribution business breaks down into two broad categories:

1. Sales Agency Representation. As a sales agent, the Company undertakes to represent and license a motion picture in all markets and media on a best-efforts basis, with no guarantees or advances, for a fee ranging from 15% to 25%, and typically for a term ranging from seven to fifteen years.

2. Distribution. As a distributor, the Company may provide the producer of the film a guarantee of a portion of the budget of the project. This guarantee may be in the form of a bank commitment to the producer, secured by license agreements with foreign licensees, which is used by the producer to finance the production. Typically, a distributor would receive a distribution fee ranging from 25% to 35% over a term ranging from 15 years to perpetuity. In addition, the distributor may negotiate, or otherwise acquire, a profit participation in the film project.

Once the rights to a picture are obtained (either as sales agent or distributor which may involve a minimum guarantee), the Company then seeks to license its rights to subdistributors in the territories for which it has acquired distribution rights. In general, the grant of rights to the subdistributors includes all media other than satellite, although satellite is included in some subdistributors' territories. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance due upon delivery of the picture to the subdistributor. (Delivery occurs upon the Company's acceptance of the master negative and its obtaining access to certain items necessary for the distribution of the film). In some instances, the subdistributors' obligations for the payment due on delivery are secured by a letter of credit. Although there are a number of markets each quarter, major sales take place primarily at three film markets:

          1)   "MIF" in Cannes, France each May;
          2)   "MIFED" in Milan, Italy each October; and,
          3) "AFM" in Los Angeles each February. (Although in 2004, AFMA plans to sponsor two markets annually, one in Mach and one in November)

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

The Company and the producer according to the percentages negotiated in the agreement between the Company and the producer, if any, share additional distribution receipts. Independent Film Production and Product Acquisition Film distribution companies such as the Company primarily represent independent producers of motion pictures (rather than motion picture studios) in all related markets and all media, including theatrical release, television and home video/DVD distribution, and cable or satellite-distributed media. Producers seek to be independent producers of motion pictures for a variety of reasons, including greater creative control of a project and potentially greater profit participation through the retention of the copyright or the ability to sell the film directly in particular markets. Often, young, new directors and producers have no choice but to independently produce their projects, and the motion picture industry has a long history of "breakthrough" films produced at a low cost by first-time producers and directors which subsequently achieve considerable revenues. The Company has generally obtained its product from among these independently produced films rather than from major motion picture studios, which typically have their own in-house distribution networks. Nevertheless, from time to time, the Company has entered into "split rights", or shared, arrangements with studios to represent a film in certain markets. The Company's management seeks to identify attractive projects very early in their development, either through relationships with producers, directors and agents or other known suppliers of product, or through industry announcements of new productions. In addition, the Company attends independent festivals and film markets, such as the Sundance Film Festival, The New York Independent Film Festival and the Cannes Film Festival, in order to locate new product.

Business Strategy

The Company's strategy is to capitalize on the reputation and the experience of its management team to package, produce and distribute independent feature films and expand its growth and infrastructure through acquiring or partnering with other related entities, also utilizing the industry to obtain certain financing for projects. The execution of the Company's strategy comes from operating the following activities within each service it provides which, in turn, will generate revenues from both fees and commissions.

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

          2) Produce - For film projects in script form that may be acquired exclusively for the company, a separate schedule is provided which will enable the packaging on an "in house" basis. That is, to hire all crewmembers, contract a director, and assemble all necessary elements for production and financing of the proposed project. The Company, in this case, is also able to partner with other production teams or distribution companies for added security and in reducing risk in order for the project to have market interest early on. The Company shall retain percentages of the budget as well as receive fees as a producer and shall also control a major portion of the equity resulting in an increased chance for higher revenue portions from sales in the world and US markets.

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

          5) Industry financing - Certain arrangements will be sought whereby the markets can provide financing in advance for feature film product.It is the Company's intention to seek alternate methods of this "off-balance sheet" financing in order to secure more product under its control.

Strategic Objectives

The above strategies are selected out of availability in the operations of a business such as Odyssey, which is limited. Certain revenue periods are realized at different times. By accommodating the above-mentioned strategies, the Company will recognize revenues at different points of the processing. This will create more opportunity for revenues to the Company and not just focus on one area of revenue as historically produced. Management must select from the following areas of daily management to accomplish this strategy:

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

These activities will continue to result in losses until such time as the Company is able to generate sufficient revenue to support its operations. We have limited revenue, we have a history of losses, we may not be profitable in the future, and will need additional financing to accommodate the above activities.

Subsidiary Operations

During the year 2000 and into 2001, Odyssey has completed the acquisition of Filmzone.com, an informational entertainment resource site that presently serves the public for retrieval of current film information. The acquisition was added as a subsequent part of the earlier announced Kimon acquisition. Odyssey plans on renovating the site to serve the buyer markets in order to access the films it acquires. The site will offer pricing and a high grade of technology where the viewer can access the commercials, trailers and artwork as well as the territories open for sale.

During the first part of 2001, along with the assistance of the Kimon Group and Filmzone.com, Odyssey has developed its web site, which will announce its activities and news, as well as its new films coming out in the future. The Web site address is noted as "Odysseypix.com" and became "live" in the latter part of 2001.

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

During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent downgrades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued although efforts are maintained to recover values and perhaps trade in other capacities, which are and remain options to management. Odyssey has sought recoupment of the value of these assets perhaps through a profitable (or redeemable) transaction form former associates of the Company. It is the intention of the Company to seek another buyers within the year and perhaps make a sale of the assets, or liquidate the assets of the subsidiary in an orderly manner. In the case of the latter, the Company has made a reserve and has made significant write-downs of its valuation. A determination will be made during the year if no buyer or alternative manner of selling the assets is found.

Since the formation of OVO in March, 2000, the Company has made the following investments: (i) an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii) an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately held company that has developed a patent-pending Internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. The interest in Purchase Pooling was acquired in February of 2000. In September of 2000, OVO, through a common relationship within the two entities of Purchase Pooling and Edge Technologies, (EDGE is a major investor in Purchase Pooling) determined that it would be profitable to acquire, through a stock swap, 264,000 shares in Edge Technology. This resulted in a 30% ($150,000) devaluation of the Purchase Pooling investment and a $150,000 basis for the Edge investment. This "dollar for dollar" transaction resulted in no gain or loss was reported in the issuance of the shares from Edge. This transaction was treated only as an extension of investments into other technology-related entities and that management at the time determined that it would be best to exercise diversity in investments when it was limited on capital.

Development In April 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story. Prior management owned an indirect 50% equity interest, through its affiliated companies, in Red Sun Productions, Inc., the rights holder of "HARA". In April of 2000, the Company made a refundable advance of $60,000 towards the acquisition of the exclusive rights to exploit the film worldwide, when completed. This advance was made with the intention of producing the project into a feature length movie based upon the prospects of new financing for productions becoming available. As of June 30, 2001, financing has not become available and the project remains in script form, but was registered as an asset of the Company under the classification of "deposits". It was prior management's intention, at the time, to package and finance the film project. During the course of the next year, there was a transition in management and, as well, a significant change in the economics of film financing. It became known that the prior management did not have the financing available for this project. New management determined that it could not sustain the risks involved with financing such a project and, requested that the deposit be returned. New management has experience in the industry risks and further determined that future financing may not become available for this project for a number of reasons; some being the fact that the script itself would need substantial expense in rewrites and would need to re-evaluated at a later date; there will be no assurance that this particular genre of story will be marketable at that time in the future; unknown elements may exist on the actual claim of rights and the Company could not determine a true cost for a completed product. Therefore, there would be no revenue results from which the Company could rely upon without spending more funds. Management may decide to abandon the project altogether. Under the latest accounting guides as issued under Statement of Position (SOP) 00-2, which presents new accounting, reporting, and disclosure requirements for the motion picture industry, if it is determined that a property in development will be disposed of, the entity should recognize a loss on these costs by charging them to the current period income statement. The Company did issue a demand for the return of the deposit and a reserve will be made for the prospect of a loss against receiving the deposit in return.

At the close of business on June 30, 2003, the Company did not receive the anticipated refund of the deposit and wrote the entire balance (consisting of $67,000) off as a non-recoupable item. According to the rules as earlier noted, the Company is required to disclose and write off the entire amount as and when it is recognized or deemed uncollectible. The Company will seek all means available to it to attempt to recover the loss.

Film Library

In August, 1998, the Company completed the acquisition of the assets of Sweden-based Kimon, valued at $4,500,000, in exchange for 4,500,000 shares of the Company's subordinated convertible Preferred Stock, Series B, having a value for conversion purposes of $1.00 per share. Kimon had the right to convert to Odyssey common stock between June 30, 2000 and December 31, 2000 on a dollar-for-dollar basis based on the price of the Company's common stock at the time of conversion. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. The Kimon Assets are part of a negative pledge covenant of the Senior Secured Bond (see "Changes in Securities and Use of Proceeds").

In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, 1) E3 Sports New Mexico, Inc. which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a consulting company in Luxembourg ("Media Trust"). The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share). The Company's equity interest in the entity that owns the professional soccer team has been diluted by half, or to 9%, as a result of a capital increase/call in which the Company did not participate. The company that owns the soccer team has declared bankruptcy and the assets of E3 Sports are stock and a note in a bankrupt company. Pursuant to this discovery, Odyssey has reserved all of this investment as a loss. Media Trust S.A. is a Luxembourg business entity and the Company has made demand for financial information on the investment. A reserve has been set for the Company's investment in Media Trust due to the lack of financial reporting since the inception of the investment. The Company has obtained legal representation in Brussels on this matter.

Sales of Film Library

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

On August 29, 1996, the Company entered into an agreement with Kinnevik Media Properties, Ltd. ("Kinnevik"), pursuant to which the Company agreed to grant to Kinnevik subdistribution rights in, and to sell to Kinnevik other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company received a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after closing. In addition, the Company retained a continuing right to receive revenues from certain of the films, valued by management at a minimum of approximately $150,000. As part of the transaction, the Company granted 100,000 stock options to Kinnevik, exercisable over a three-year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction with Kinnevik closed on October 7, 1996.

Recent Financings.

In August, 1998, three unaffiliated investors (referred to hereinafter as the "Belgian Investment Group") loaned 4,000,000 Belgian Francs (approximately $100,000) and received one-year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001 In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum.

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

In August, 1999, the Belgian Investment Group renewed loans of 4,000,000 Belgian Francs (approximately $100,000) and received one-year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes were extended through to September 30, 2001.


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

In August, 2000, the Belgian Investment Group loaned 4,000,000 Belgian Francs (approximately $100,000) and received one year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to themarket price). The notes have been extended through to September 30, 2001. Two of the loans have been repaid and the others have agreed to renewals with a fixed amount of shares for possible conversion into common shares.

In June 2002, the notes were extended and renewed into August 2003 and December 2003

In September, 2002, the company borrowed $50,000 for working capital needs in a sixty-day note at 12% per annum. The note has since been renewed upon mutual agreement of the Lender, who is also a shareholder of the company.

Competition

The entertainment industry generally, and the film industry in particular, are highly competitive. The Company's competition includes the smaller independent producers as well as motion picture studios. Many of the Company's competitors have financial and other resources, which are significantly greater than those available to the Company. The Company faces competition in all aspects of the business and cannot give the assurance that it will be able to compete effectively. New markets require the Company to compete for licensees and sub-distributors (as further defined herein) of Filmed/Video content with other Internet-based Filmed/Video distributors through cassette tape and/or DVD. Although our Joint Venture relationship assists us greatly in not seeking others and compete for relationships with manufacturers and developers of transmission services with playback and broadcast capabilities. The business of providing content over the Internet is experiencing rapid growth and is characterized by substantial technological changes, and there are new and varying established companies entering into the same fields. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could use or adapt their current technology, or could purchase technology, to provide a service directly competitive with the Company.

Operations

The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas (see "Properties") and, as of June 30, 2003, the Company had three full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, along with two administrative assistants in the Dallas office.

Tax Loss Carry forward

The Company is entitled to the benefits of certain net operating loss carry forwards to reduce its tax liability. The utilization by the Company of such tax loss carry forwards is limited under applicable provisions of the Internal Revenue Code of 1986, as amended, and the applicable regulations promulgated thereunder. As of June 30, 2003, there were approximately $37,552,540 in net operating loss carry forwards remaining to be used to reduce tax liability. The utilization of approximately $4.9 million of these losses in future periods will be limited to approximately $350,000 per year.


ITEM 2. PROPERTIES

The Company presently conducts its operations out of leased premises at 16910 Dallas Parkway, Dallas, Texas, consisting of approximately 2,500 square feet. The premises are presently being made available to the Company through a sublease agreement with JL Media Services LLC, an affiliated party to Mr. Foster. Rent expense for each of the fiscal years is as follows:

                                  -------------------- ------------
                                  June 30, 2003         $44,398
                                  -------------------- ------------
                                  June 30, 2002         $40,936
                                  -------------------- ------------
                                  June 30, 2001         $34,094
                                  -------------------- ------------
                                  June 30, 2000         $17,649
                                  -------------------- ------------
                                  June 30, 1999         $84,939
                                  -------------------- ------------

In May of 2003, the Company entered into a lease agreement to rent space for the office of Kjell Larsson, director of sales and marketing, as an accommodation. The term of the lease is until April of 2005 and has a monthly lease expense of $321. There was a deposit of $624 paid according to the requirements of the lease. The added obligation to the Company is as follows:


                                 ------------ ----------
                                 2003 -       $2,247
                                 ------------ ----------
                                 2004 -       $3,852
                                 ------------ ----------
                                 2005 -       $1,284
                                 ------------ ----------

ITEM 3. LEGAL PROCEEDINGS

On or about May 15, 1995, Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. filed a Complaint in the Superior Court for the State of California, County of Los Angeles, captioned Credit Lyonnais Bank Nederland N.V. and Cinecom Entertainment Group, Inc. v. Odyssey Distributors, Ltd. And Does 1 through 100 (No. BC 127790). They allege that Odyssey Distributors, Ltd.(a subsidiary of the Company) collected but failed to remit to them assigned distribution proceeds in the amount of $566,283.33 from the foreign distribution of "Aunt Julia and the Scriptwriter" and "The Handmaid's Tale." The Complaint alleges claims for breach of contract and breach of fiduciary duty and demands damages in excess of $566,283, attorney's fees, an accounting, a temporary restraining order and a preliminary injunction. In June 1995, the Court denied plaintiffs an attachment and stayed the action pending arbitration in New York.

In September, 1996, the Court dismissed the Complaint. In December, 1996, the Company settled the outstanding litigation with Generale Bank ("Generale") (formerly known as Credit Lyonnais Bank Nederland N.V.) and Cinecom Entertainment Group Inc. Pursuant to the settlement agreement, the Company agreed to pay to Generale the sum of $275,000 in complete settlement of the claim, payable $25,000 upon execution of the settlement agreement, $25,000 on each of June 30 and December 31 in the years 1997, 1998 and 1999, and $100,000 on June 30, 2000. The Company and Generale later agreed upon a new payment schedule as follows: $25,000 on or before October 15, 1997 (payment was made); $30,000 on each of April 15, 1998, June 30, 1998, December 31, 1998, June 30,
1999, and December 31, 1999; and $100,000 on June 30, 2000. The Company is in default of this payment schedule. The consequences of not curing a default could result in the entry of a confession of judgment already executed by the Company for the amount of $275,000. This confession of Judgment is against Odyssey Distributors, Ltd., a wholly owned but non-operating, non-active subsidiary of the Company.

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

GP and Greenwich allege that they are the exclusive owners of the films "The Gallery" and "South Beach". They assert claims for copyright infringement, unfair competition, breach of contract, accounting, conversion, civil theft, conspiracy and fraudulent conveyance. The Complaint demands a recall of the films, an attachment, preliminary and permanent injunctive relief, an accounting, and unspecified compensatory, punitive and treble damages. The Company's motion to transfer venue of the action was granted in November 1995, and the case was transferred to the United States District Court for the Southern District of New York. There has been no activity in this matter since the transfer of venue in 1995.

In October, 1995, Canon Financial Services filed a Complaint in the Superior Court of New Jersey entitled Canon Financial Services, Inc. v. Communications and Entertainment Corp. The plaintiff is claiming that it is due $47,499.83, plus damages, pursuant to a lease agreement. The Company has filed an Answer in this action and the Court has denied plaintiff's motion for summary judgment. No trial date has yet been set in this matter.

In December, 1995, Robert F. Ferraro, a former director of the Company, brought an action against the Company in the Supreme Court of the State of New York, New York County. The action was brought on a promissory note in the amount of $25,000 and plaintiff obtained a judgment on a summary judgment motion. The plaintiff has not yet moved to enforce the judgment and the Company is considering whether or not it has a claim for indemnification against prior management in connection with the issuance of the note. The judgment, in the meantime, has been assigned to an outside collection agency that has been in contact with Management of Odyssey and Odyssey has made payments in keeping the matter from accelerating. As of the close of business on June 30, 2003, the outstanding balance remains at approximately $27,500 and is confirmed as an active judgment.

In March, 1996, an action was filed against the Company in Los Angeles Municipal Court by Judy Hart, in which the plaintiff claims that she is due $17,920 pursuant to a promissory note. The Company has filed a cross-claim seeking offsets against the amount due and other damages. On May 21, 1998, a default judgment was entered on behalf of plaintiff in the amount of $22,261. Subsequently, plaintiff filed a motion to include attorneys fees and costs in the aggregate amount of approximately $17,000. The Company is attempting to reach a settlement with plaintiff. As of the end June 30, 2003, there has been no contact with the plaintiff and no indication of any activity.

In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Renato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The Ninth Circuit upheld the lower court's dismissal of this action on appeal. The case was refiled in California state court in August 1998. The Court granted motions to dismiss two of the complaints filed by the Plaintiff, whereupon a third complaint was filed. More recently, a fourth amended complaint has been filed adding claims that the defendants, including the Company, violated provisions of the California Securities Laws. There was no trial date set in this matter. In a related action, Thomas Smith and Norman Muller ("Muller-Smith") former directors of the Company and co-defendants in the Pfannebecker matter, filed an action against the Company in the Los Angeles Superior Court seeking indemnification from the Company in connection with their status as defendants in the Pfannebecker matter. The Company intends to defend this action on the grounds that Muller-Smith committed wrongful acts as directors of the Company and failed to comply with various fiduciary obligations to the Company. The Company has met on several occasions, through its legal counsel, to discuss and answer certain attempts at settlement. Due to the nature and complications of this suit, matters have generally been very slow to receive response to. In June of 2002, the Plaintiff, along with the defendants and Odyssey's Counsel, attended a hearing on the merits of the Class Action Status.

The Judge ruled in favor of the defendants in that there were no grounds to continue this case as a class action. Subsequently, Odyssey was able to receive a dismissal of this case. Odyssey, at the same time, entered into settlement discussions with respect to any claims of indemnification and settled outstanding possible claims and potential cross claims to all remaining co-defendants for a nominal amount of money, with the exception of Muller-Smith. The Company attempted to further clarify its stand on its position with Muller-Smith as earlier noted, however; these attempts were unsuccessful for the Company. The Company attempted also to discuss settlement activity, and these settlement discussions did fail. The Company was not able to provide an amicable solution to this matter of indemnification and reimbursement of expense (claimed to be in excess of $350,000) and Odyssey posed its defense against Muller-Smith, knowing that the end result could be an entry of judgment in favor of Muller-Smith. A judgment, if awarded, would contain all collection rights and remedies available to the judgment holder. In April of 2003, the California Court upheld the indemnification claim for Muller-Smith and declared a judgment against Odyssey in the amount of $360,000, which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with Muller-Smith on April 21and sought settlement discussions with Muller-Smith. In a subsequent conversation on May 6, the Muller-Smith refused the opportunity to continue settlement discussions. Muller-Smith notified the
Company that an additional $100,000 was owed against the same claim. This increased amount was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full payment or entering into an amicable and affordable settlement arrangement, then the Company would be severely hampered in its ability to adequately manage the operations. The Company would expect to experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time and resources. The Company will need to seek alternate means of capitalization in order to meet not only its operating payments but also possible payments in settlement. There are certain remedies in the Company's attempts to perhaps confront the judgment and render the judgment unenforceable. These include, but may not me limited to, future possible discoveries, which may or may not be determined as acts of wrongful or criminal intent against the Company, fraudulent actions or similar wrongful activities. Presently there are numerous activities surrounding this issue, such as depositions, claims and collection activities.

The Screen Actors Guild ("SAG") has also asserted that there are amounts owing to several actors arising out of "Down Range." In September, 1999, SAG obtained an arbitration award against Down Range for a total amount of $96,183, inclusive of salaries to the actors, pension and health contributions and late fees. Down Range was also ordered to pay $200 to the arbitrator. Additionally, there were two actors, Corbin Bernsen and Jeff Fahey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims has not been resolved. There has been no activity on this matter from any source or other assertions as of the close of business on June 30, 2003.

Mr. Ian Jessel ("Jessel") entered into a three-year employment agreement with the Company, commencing November 9, 1998 and continuing through November 9, 2001. Jessel's responsibilities included management of the Company's Motion Picture & Television Division. Jessel's compensation was set at a rate equal to $300,000 per annum for the first year, $350,000 per annum for the second year, and $400,000 per annum for the third year. The agreement also provided for a yearly bonus based upon the net profits of the film division and the Company.

The Company paid the sum of $50,000 to Jessel in fiscal 1999 and deferred payment of the balance of the compensation due to him. In June 1999, Jessel notified the Company that he was suspending services to the Company for failure to pay his compensation on a timely basis. The Company believes it was justified in deferring certain payments due to Jessel. Jessel commenced an action against the Company in November 1999 in the Los Angeles Superior Court, seeking the salary and other benefits he claims he is entitled to under his three-year employment agreement. The Company intends to vigorously defend the action on several grounds, including Jessel's breach of his obligations under the agreement. Discovery was ongoing in this matter and a trial date was set for

April 30, 2001. Amounts that could have been due to Jessel were reserved in accrued wages as a contingent amount. In December of 2000, management requested mediation talks to begin and had made efforts to settle the ongoing litigation matters. A settlement had been reached and had been voted as accepted by the Board. All settlement discussion and offers have been reserved and are within the reserved amount(s). As of June 30, 2002, the company had made significant payments towards the balance of the settlement. Subsequently, the company and Jessel have made an arrangement for repayment of the balance of this debt.

Although a payment schedule has not been determined until the Company can, or is able to, adhere to one, the parties have been working amicably to afford payments on an "as available" basis and, from time to time, have issued certain reports and updates in order to maintain constant contact with Jessel on the activities within the Company. There is and remains a risk, however, that if the sum total of the payment is not paid or satisfied, or becomes significantly past due and if Jessel may cease to coordinate with the Company (or vice versa) then there could be enforcement of an allowed judgment. The amount of this judgment could be in excess of $375,000 plus interest accrued. If such - enforcement would be acted upon, then all rights and remedies afforded to a judgment holder shall become effective and expose the Company to the collection of said judgment. In this case, the Company would face significant expense in attempting to defend or protect the judgment from being filed and such an instance would require substantial management time and cash from operations to accommodate such an action.

Mr. Dennis Morgan ("Morgan") commenced an action against the Company in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music division to be established by the Company and that such oral agreement was intended to be confirmed in writing but never was. Morgan brought claims against the Company and others for the purported breach of an oral agreement, purported breach of an implied agreement, fraud and fraudulent conveyances. The Company has served written discovery and is awaiting responses to interrogatories and the production of documents. The Company contends that there was no employment relationship with, nor any monetary commitments to, Morgan, and that it committed no breach or wrongdoing. A trial; date was set for this matter. The parties began discussing settlement terms in order to alleviate the costs of ongoing litigation. As of the end of June, 2001, the Company entered into preliminary settlement and expects satisfy any outstanding complaints. The company has made payments towards this settlement and shall continue to pay on a promissory note basis. As of June 30, 2002, the company had made payments towards the balance of the settlement. Subsequently, the company and Morgan have made a payment arrangement, which involves a period of time in structured payments. Although a payment schedule has not been determined until the Company can, or is able to, adhere to one, the parties have been working amicably to afford payments on an "as available" basis and, from time to time, have issued certain reports and updates in order to maintain constant contact with Morgan on the activities within the Company. In April of 2003, a judgment was filed in the State of California in favor of Morgan. The amount of this judgment is $225,000 plus accrued interest, although an agreed-upon arrangement exists indicating non-enforcement as long a progress is being made on the outstanding debt. If enforcement of this judgment would be acted upon, then all rights and remedies afforded to a judgment holder shall become effective and expose Odyssey to the collection process of said judgment. In this case, the Company would face significant expense in attempting to defend or protect the judgment from being filed and such an instance would require substantial management time and cash from operations and/or outside sources to accommodate such an action.

A Lawsuit was filed in the State of New York Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County. The complaint states a balance owing for services rendered from the period beginning 1997 through to April of 2000. The notice of complaint was received on August 10, 2001. The Company has answered this complaint denying its position in the named defendants. The Company contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. The Company did hire counsel in New York and has made an attempt to offer a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on June 30, 2002 as well as June, 30, 2003.

There is a pending litigation from another law firm in Los Angeles, Arter & Hadden LLP, which is from representation in the above suits prior to specific counsel moving to another firm currently representing the Company in some matters. It is the Company`s intention to pay or settle this amount as and when it is economically feasible to do so. The amount due is $30,000. In February of 2002, a default judgment was entered in the matter and the Company is making arrangements to make payments over a period of time. The judgment was domesticated in Texas and there is a local collection attorney assigned to this in Dallas, Texas and they are pursuing collection activity. The party has accepted a monthly payment arrangement to be made, yet the Company had not made any payments as of the end of June 30, 2003..

The Company is subject to other legal proceedings that arise in the ordinary course of its business and from prior management activities. Other than that as disclosed above, in the opinion of present management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


Changes in Securities and Use of Proceeds

In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). Reserves of shares for the potential conversion have been made. The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two loans of 4 million francs (previous paragraph) and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses. Odyssey was pursuing additional subscriptions as of the end of business on June 30, 2002. During 2003, it was determined through the investment firm of Thurn and Taxis that the terms of the subscription does not allow for a renewal into the year extension, therefore the offering is no longer valid in the European markets.

Defaults Upon Senior Securities

An interest payment due on April 12, 2002 was made by a third party therefore the Senior Secured Bond is in compliance with its requirements. The company does not have sufficient cash to make its next semi-annual payment and, therefore, risks the Bond being placed in default. There were no payments made during the course of fiscal 2003 and the bond is in default. The Company has sought additional capital from its European sources to assist in renewal of the note or bringing in an alternate source, or sources, for a long-term position.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the NASDAQ Stock Market, Inc. ("NASDAQ") on a quarterly basis for each of the two preceding fiscal years. On May 1, 1996, NASDAQ notified the Company that its shares of Common Stock were being deleted from NASDAQ's Small Cap Market, effective May 2, 1996, because the Company did not maintain a combined capital and surplus of $1,000,000, as required by Section 1(c)(3) of Schedule D of the NASD By-Laws. Since May 2, 1996, the Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol OPIX.

No dividends have been declared or paid with respect to the Common Stock. The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock
                                  --------------------------------------
                                  Fiscal 2001       High     Low
                                  --------------------------------------
                                  First Quarter    $1.52    $1.09
                                  Second Quarter    1.38      .50
                                  Third Quarter     1.00      .34
                                  Fourth Quarter     .45      .33
                                  --------------------------------------

                                  --------------------------------------
                                  Fiscal 2002       High     Low
                                  --------------------------------------
                                  First Quarter    $ .38    $ .15
                                  Second Quarter     .34      .10
                                  Third Quarter      .61      .31
                                  Fourth Quarter     .47      .12
                                  --------------------------------------

                                  --------------------------------------
                                  Fiscal 2003       High     Low
                                  --------------------------------------
                                  First Quarter    $ .215   $ .05
                                  Second Quarter     .165     .04
                                  Third Quarter      .10      .06
                                  Fourth Quarter     .12      .12
                                  --------------------------------------


As of June 30, 2003, there were approximately 13,696 record holders of the Company's Common Stock. This includes approximately 20 identified stock brokerage firms, which typically hold stock for multiple customers in their own, or "street" name. Confidentiality laws do not allow the Company to inquire on actual numbers of customers held by these firms.

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data).

The following table sets forth the selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which appear elsewhere in this report.


For the Years Ended June 30,


                                                               2003     2002      2001
Income Statement Data                                        =======   ======   =======
Revenues                                                     $    66   $  167    $    4
Income(loss) from continuing operations                         (728)    (542)   (1,449)
Income(loss) from discontinued operations                     (1,124)  (1,378)      --
Net income (loss)                                             (1,852)  (1,920)   (1,449)

Per Share Data*

Income(loss) from continuing operations                        (.026)   (.024)     (.08)
Income(loss) from discontinued operations                      (.041)   (.066)       --
Net income (loss)                                               (.07)    (.09)     (.08)
Cash dividends                                                    --       --        --
Weighted average shares                                       27,579   22,540    17,214
Balance Sheet Data
Film costs                                                     3,190    3,638     3,923
Total assets                                                   4,275    4,921     5,796
Indebtedness                                                   4,829    3,725     3,743
Shareholders' equity                                           ( 554)   1,196     2,053


NOTE: Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for the Years Ended June 30, 2003, 2002 and 2001

Net loss for the year ended June 30, 2003 was due mainly to the fact that the Company did not release any new films nor receive any income from its investments through its subsidiary, and the Company wrote down significantly most of its investments in and to affiliated entities from prior activities as well as accruing for additional unusual expenses. This activity is the result of management's change in the operations to form a more cohesive selling group and in determining the true valuations according to the revenue sources that we are attempting to generate as an overall Company and "focused industry" guideline. In the past, the Company was fairly extended in areas that were not necessarily its expertise and current management has sought to engage a more traditional approach to the markets of selling, broadcast, and relying on its content, rather than outside investments, to coordinate its sales efforts.

Revenues for the twelve months ended June 30, 2003 decreased to $65,636 compared to $168,615 for the twelve months ended June 30, 2002 and $3,706 for the period ending June 30, 2001. Primarily, this was the first results of the selling and licensing of its library of films and in reviving some of its contacts from the prior activity of distribution. At the end of June 30, 2003, the Company had several new films ready to be made available for delivery during the first two quarters of the new fiscal year. These new films came from independent sources with which the Company and new management had made arrangements. Although there are other film properties that the Company reviews and has in process, newer productions for possible recognition into the Company's markets are harder to determine due to factors beyond the Company's control. The factors are mainly due to the independent market being in an economic slowdown and the shortage of capital the Company has with which to perhaps negotiate for the acquisition of higher profile properties. The Company is in post-production for several more film projects recently acquired and it expected to have these available late in the coming year (2004). The Company has an advantage, through a captive vendor, (JL Media Services LLC) to allow for the post-production services to be used as a method of acquiring films for little or no money as an advance. The Company uses the services of the vendor to afford the completion of films that may need such work in exchange for the international (or all worldwide) rights in selling the product for a fee. New marketing from present management, specifically, the attendance at new festivals and markets and the additional tools of promoting through its Internet site (www.odysseypix.com), has been hampered due to the market conditions and the extensive time it is taking to revive the buyer base for the Company and distribute quality product as well as gain confidence from buyers in consistent service.

Costs related to the revenues decreased to $ 14,615 for the twelve months ended June 30, 2003 as compared to $106,050 for the twelve months ended June 30, 2002 and $152,953 for the same period ending Jun 30, 2001. The relative decrease in costs are primarily related to reclassification of depreciation costs associated with the earlier acquisition of the Kimon library and Hallmark film assets. In the past, and after the transaction with Kimon was completed, all depreciation costs were listed under "Cost of Goods". This was recorded properly if there was revenue to be recognized along with such depreciation treatment. According to the latest account rules as governed in revenue recognition and costs related thereof, Assets are depreciated, as opposed to expensed, if they are expected to generate value over a period of more than one year. The fact that there was less revenue than expected or calculated or no revenue recognized from the Kimon assets after purchase, the transaction as a whole, would be treated more as an inventory item and therefore resulted in a depreciation, which should be recorded within operations as an expense rather than a cost item. Additionally, the acquisition of the Kimon asset resulted in the acquisition of Filmzone.com, (a domain name for the web-site which will add to the Company's efforts in selling and marketing) which also is a depreciation item to be included in expense. Although this did not materially affect the overall asset of the Kimon Library, a re-evaluation could occur and in the event that there is substantial concern over the ability to generate revenue from this asset, further write-downs may occur.

Selling, general and administrative expenses increased by $174,763 to $ 779,289 for the twelve-month period ended June 30, 2003 from $ 604,526 for the comparable period ending June 30, 2002. For the period ending June 30, 2001, the same expenses were 663,364. This increase is primarily due to the Company experiencing high legal costs in defense and corporate cleanup work underway as well as experiencing the added cost of work in progress and production needs for finalizing films and making them ready to market. The Company has reduced its travel related expenses as well as other corporate overheads in the outside leases and expenses. In addition the Company continues to have to hire on a contract basis several necessary companies and/or individuals to assist in various markets, marketing and sales needs as well as to hire advisors on a part time basis due to its limited litigation expertise. Since the change in management control in July of 2001, new management has undertaken several steps to reverse unfavorable results. The company developed a recapitalization program with certain members of its board and also received assistance from current shareholders. The Company was able to license several feature film products and has entered into an arrangement with selling agencies to assist in its marketing efforts for the international territories. In addition, the company has developed relationships whereby it will be able to add to sales efforts in the North American markets of Video and DVD sales on a direct basis. The Company has also engaged one of its Board members, and has developed active participation from some strategic alliances, to further assist in its future performance.

Liquidity and Capital Resources

The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The auditors' report on these financial statements contains an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The Company relies heavily on its added interim loans, capital contributions and increased equity placements from its current, and new, shareholders. In addition, the Company continues its attempt to secure additional funding through a variety of opportunities and is currently engaging in negotiations to secure such funds. The Company cannot make assurances that it will be successful in doing adding to its working capital to meet its expenditure needs and service of its debts. There are no lines of credit available to the Company. The Company cannot make assurances that additional funds will be available from any of these sources on favorable terms, if at all. At June 30, 2003, the Company held approximately $948 of cash.

Recent rulings require the Company to disclose certain off-balance sheet transactions, contingencies and related debts. Section 401(a) of the Sarbanes-Oxley Act requires public companies to disclose in the annual financial reports, all material off-balance sheet transactions, arrangements, obligations (including contingent obligations) and other relationships or with unconsolidated entities or persons that may have a material current or future effect on one or more of the company's financial measures. This disclosure is required for filings for fiscal years ending on or after June 15, 2003. In addition, companies are required to disclose (as of December 2003) a tabular format depicting the relative obligations (as defined in FASB #45 and pursuant to FIN 45) which encompasses a) contingent requirements by the Company, b) guaranty against another entity's failure to perform, c) indemnification agreement or indemnified parties, e) providing security to an indemnified party. These disclosures are regardless of whether they appear as recordings of or on the financial statements. The Company has decided to adopt the tabular method of recording said disclosure effective as of June 30, 2003 and its presentation is as follows:


                        TABLE OF CONTRACTUAL OBLIGATIONS AND DISCLOSURE


Account Description                    Total        Less than 1      1-3 Years     3-5 Years    More
                                                       Year                                     than 5
----------------------------------- ------------- ---------------- --------------- ---------- ----------
Structured Payment Obligations         544,922         90,000          454,922          -          -
Secured and Affiliate Obligations      375,148        160,000          215,148          -          -
Obligations to Leased Premises         132,924            -            132,924          -          -
MG Obligations                         230,584            -            230,584          -          -
Notes and Loan Obligations           1,260,412      1,160,412          100,000          -          -
Accrued Salaries and Contract
  Obligations                          433,922        433,992             -             -          -
Other Term Liabilities Reflected
  on the Balance Sheet                 404,626            -            404,626          -          -
Other Contingencies Not Reflected
  on the Balance Sheet                 515,000         515,000            -             -          -



In the past fiscal year, management has taken steps to fund the Company's operations primarily through private placements of the Company's common stock with investors in US and Europe. The Company also received financial support from another company (JL Media Services LLC, an affiliate of an officer, John Foster) in offsets to overheads and interim loans, which are secured by the Company's assets. The Company continues to structure future capital plans and has active offers from other outside investment groups, investor resources and individuals who will assist in the financial support for growth and in its efforts to regain market awareness. The Company has made progress in obtaining additional funds, but does have a significant requirement for further outside funds in order to retire its debts and potential contingencies as noted herein. The Company faces extreme difficulties on acquiring additional funds at a time when it is also attempting to gain revenue from its present and past assets. In addition, economic conditions in the overall entertainment markets in which the Company is exposed to (the Independent Markets) involve significant issues that create added timing to get to market, preparation of product, acceptance by International and Domestic buyers, and timely payment from those buyers. It is uncertain the economy's recovery from the downturn that began in calendar 2001 and continues at present and the demand for our services and product will result in "ready cash" being available in the future. Without added financing through equity and/or debt, the Company is at risk in maintaining its day-to-day existence as well as affording its plans for market entry of its product and timely delivery. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us. Should financing from outside sources not become available on an acceptable level, there could be adverse conditions, which the Company will experience. These include possible work stoppage, inability to operate on a consistent level, and possibly resulting in further aggressive attempts from others in litigation processes to make attempts to collect against the assets of the Company.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item is submitted as a separate section of this report commencing on page F-1. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, therefore, has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Reference is made to the Company's Reports on Form 8-K, dated September 24, 1997, and February 13, 1998, with respect to a change in accountants for the Company. There have been no changes to the accountants of the company for the period ended June 30, 2002. The board of the company did elect an audit committee, as required under the new standard, and has elected to maintain the same relationship as in the past. The new standard was adopted on April 1, 2002 and did not have a significant effect on the Company. As if the close of business on June 30, 2003, there were no disagreement or conflicts with the accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

      Name              Age   Position
-------------------     ---   --------
John W. Foster          50    Director, Chairman of the Board and
                                 CEO/President
Patrick Speeckaert      56    Director, Compensation Committee,
                                 Audit committee
Peter Bucher            61    Director
Kjell Larsson           50    Director, Compensation Committee,
                                 Audit Committee, Sales


Set forth below is information regarding the business experience of the current Directors and executive officers of the Company.

John Foster has been an independent financial consultant and analyst specializing in turnaround situations and management restructuring in specific industries including the entertainment and communications industry. He has extensive background in information systems and data processing, and worked as a consultant and investment advisor in determining strategies of financing and investments in motion picture projects for investors, distributors and producers. Mr. Foster served as interim President of the Company from January 2000 through June 2000, and was formally working in the position of President from that time. His contract was extended through 2002 and 2003, and he is currently serving as Chairman, President and CEO of the Company effective July 1, 2001 to present.

Patrick Speeckaert has served as Managing Director of Morrow & Co., Inc. of New York, a leading company specializing in advising international corporations with respect to issues involving corporate governance, shareholder relations and solicitations, until 2003. Recently, Mr. Speeckaert became the President and Chairman of OOJob America Inc. OOJob, based in New Canaan, Connecticut, is a ten-year old European company specializing in computerized behavior and professional assessments. Clients include large banks, retailers, manufacturers, government and employment agencies.

Mr. Peter Bucher is an independent corporate investment advisor and consultant based in Switzerland. His career in banking since the early 1960's includes relationships with the Swiss Banking Association. He is currently active in his community as political leader and maintains his business in investment banking on a full time basis.

Mr. Kjell Larsson is based in Florida and has been involved with the film industry for over twenty years. Mr. Larsson has produced and sold in all facets of the film business and is also a shareholder of Odyssey Pictures through his company, Kemp Entertainment. In 1972. Mr. Larsson pursued a technical career receiving a Technical Engineer's Degree in Sweden and later, in his capacity of sales and marketing, created one of the first video retail chains in the Scandinavian Market, which resulted in the Presidency of the Swedish division of Scanbox A/S, a major film and video distribution company in the Scandinavian market. Serving as producer and co-producer of several feature films, Mr. Larsson has significant background in developing a film project from start to finish, including financing, budgeting and production. Mr. Larsson relocated to Palm Coast, Florida in 1993. He also served as President of TigerNetOrder, Inc., an Internet facilitator specializing in E-Trade and Web Stores.

Meetings and Committees of the Board of Directors:

For the fiscal year ended June 30, 2003, there were seven meetings and/or written consents in lieu of meetings of the Board of Directors. All Directors attended or consented to in excess of 75% of the meetings (and consents in lieu of meetings) of the Board of Directors during said fiscal year. The Board of Directors does presently have, audit and compensation committees, as recently required.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission").
Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2003, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a) except that Mr. Foster did not file Form 3 Reports.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer- as of June 30, 2003. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:


Summary Compensation Table


                           Annual Compensation
                           ----------------------------------------      Long-Term Securities
Name and         Fiscal               Other             Annual            Underlying All Other
Position          Year               Salary       Bonus Compensation    Options  Compensation
                  -------- ---- ------ ----- ------------ ------- ------------

John Foster       2003 185,220      --      --                --                --
President /CEO    2002 176,400      --      --                --                --
                  2001 156,000      --      --                --                --
                  2000  49,250      --      --                --                12,312


Options/Stock Appreciation Rights:

There were no issues with respect to stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2003, nor in 2002, or 2001.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four quarters of fiscal 2003 or fiscal 2002.


Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. In the period ending 2000, each Board Member received 2000 shares of Common Stock in consideration for their participation. There have been no other distributions of Stock to the Board Members as of the end of June 30, 2003 and the same periods ending June 30, 2002 and 2001.

Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control
Arrangements:

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

In connection with the change in management control of the Company in March, 1998, Mr. Ira Smith, a former officer and director of the Company (through S.F.H. Associates, Inc.), agreed to serve in a consulting capacity to the Company for the period beginning in March, 1998 through December 31, 1999. Pursuant to such consulting agreement, Mr. Smith's consulting company was entitled to receive the sum of $160,000 during such period, payable at the rate of $8,000 per month, commencing May, 1998. In addition, in consideration of terminating his then existing employment agreement with the Company, Mr. Smith was entitled to receive an additional $100,000, payable in varying monthly amounts during the term of the consulting agreement. Following a default by the Company under the consulting agreement, Mr. Smith agreed to terminate his consulting agreement with the Company in consideration of receiving a settlement payment of $100,000, together with 200,000 shares of restricted common stock.

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

Messrs. Schotte and Koshakji each waived their right to receive a market cap bonus for the fiscal years commencing July 1, 1999 and July 1, 2000.

John Foster served as interim President of the Company from January, 2000 through June, 2000 at the rate of $9,850 per month. In July 2000, he became President of the Company and agreed to a one-year extension of his agreement at the rate of $12,000 per month, plus allowances, plus a 5% increase in salary on an annual basis until otherwise contracted. There was no stock or stock incentive arrangement included. In July of 2001, Mr. Foster continued as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30, 2003. A significant amount of Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2003.


Compensation Committee Report and Compensation Committee Interlocks and Insider Participation

The entire Board of Directors determines executive officer compensation. Subsequent to the period ending June 30, 2002, the Board had appointed a separate compensation committee to determine or set future executive compensation. The Board's executive compensation policy is intended to attract and retain key executives, compensate them at appropriate levels and provide them with both cash and equity incentives to enhance the Company's value for all of its stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of September 25, 2000, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
Name of           Status            Shares                    Percentage of
Beneficial Owner                    Beneficially Owned        Class
================================================================================
Patrick Speeckaert         Director         2,000             Less than 1%
John Foster                Director,        2,000             Less than 1%
President/CEO
Kjell Larsson              Director         1,518,055         4.7%
Peter Bucher               Director         -0-               -0-
--------------------------------------------------------------------------------
All Executive Officers
& Directors As
A Group (4 Persons)                         1,522,055         4.7%
================================================================================


ITEM 13. CERTAIN RELATIONSHIPS, RELATED AND SUBSEQUENT TRANSACTIONS.

In September 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 02-15, which addressed the accounting for convertible debt for equity exchanges. The EITF concluded that transactions where equity is used as payment for debt conversions should be accounted for as induced conversions in accordance with SFAS 84. SFAS 84 requires a non-cash charge to earnings for the implied value of an inducement to convert from convertible debt to common equity securities of the issuer. The accounting is to be applied prospectively for convertible debt for equity exchanges completed after September 11, 2002, the date of the EITF's consensus. We have applied the provisions of SFAS 84 to convertible debt for equity exchanges transaction completed during the fourth quarter, and all transactions have been expensed properly, with no material changes from prior reporting periods.

In April, 1997, Robert E. Miller, Jr. (who resigned as a Director during the fiscal year ended June 30, 2000) made a loan to the Company in the amounts of $25,000. The loan was payable on demand, accrued interest at the rate of 9.25% per annum, and was secured by a collateral assignment of the Company's $300,000 receivable due from Kinnevik. See "Business-Sales of Distribution Rights." In consideration of making the loan, the lender received a five-year warrant to purchase 25,000 shares of common stock of the Company, exercisable at $1.00 per share. Mr. Miller agreed to a rollover of his loan to be paid from the proceeds of a second Kinnevik receivable due in September 1998. In consideration of the rollover, Mr. Miller received 12,500 warrants, exercisable over a five-year period at $1.00 per share. Mr. Miller's loan was rolled over for a subsequent six-month period on an unsecured basis with interest at the rate of 10% per annum. Mr. Miller thereafter agreed to another six-month rollover (through September, 1999), in consideration of which he received an additional 12,500 warrants exercisable over a five-year period at $1.00 per share, an increase in the interest rate on his loan to 12% per annum, and an extension on the expiration date of all warrants issued in connection with his loan to the year 2004. In December 1999, Mr. Miller converted his $25,000 loan into 57,876 shares of common stock of the Company at a conversion price of approximately $.43 per share. The "per share" price was based upon a formula of a predetermined and mutually agreed-upon discount to the market and was expensed in interest during that period, as well as credited from short-term notes during that same period.

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

In July, 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998 (see below), a total of 29,540 five-year warrants have been issued to Media Trust, S.A. with exercise prices ranging from $.38 per share to $.98 per share. The $2,500 loan to Media Trust S.A. was outstanding as of June 30, 2001 along with the reconciliation of commissions, if any, which may have been due to Media Trust. As of June 30, 2002, the company has offset certain receivables to any outstanding balances, except for the fact that there are four unsecured promissory notes that, although they are with individuals directly, have been booked under `notes payable' Media Trust.

There was no activity with respect to the amounts left outstanding and owing to the Company, in fiscal 2003, other than a request for reimbursement of outstanding amounts owed to the Company. As of the close of business on June 30, 2003, there were amiable discussions underway as to the positive outcome of these amounts being recovered.

During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds).

In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action martial arts love story and was expected to start pre-production in January, 2001. Former Management of the Company owns an indirect 50% equity interest in Red Sun Productions, Inc., a production company, which owns all rights to the film "HARA." As was mentioned earlier (Subsidiary Operations, Development April 1999). The determination of the disposition of this advance has not been decided upon as of the close of business on June 30, 2002 although the Company wishes to seek its refund on any outstanding advances in general. As mentioned earlier herein, the Company wrote off the entire balance as of the end June 30, 2003.

Commencing in January of 2000, the Company accrued rent expense at the rate of $1,000 per month for the use of office space in Luxembourg, which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte, the former CEO and Chairman of the Company. As of June 30, 2002, there are no outstanding balances owed in relation to this rent expense and the company has no further agreement for lease of rental space under this former arrangement.

In February 2000, the maturity date of 500,000 common stock purchase warrants held by Lecoutere Finance S.A. (an affiliate of Mr. Schotte) was extended for an additional seven-year period through February 25, 2007. The warrants were originally issued to Mr. Schotte and other investors in February, 1997 in connection with a capital investment in the Company of $375,000. The warrants were originally scheduled to expire on February 25, 2000. At the time of the original investment, Mr. Schotte was not affiliated with the Company. The warrants will continue to have the same exercise price of $1.06 per share.

In April of 2001, the Company's subsidiary, Odyssey Ventures Online Holding S.A. formulated a subscription document in Luxembourg, specific to non-US investors in seeking a capital amount totaling 5.0 million US Dollars. As of the close of business on June 30, 2001, there were no subscribers or participants in the subscription document and non were expected to participate in the near future. As of the end of June 30, 2003 the subscription agreement has expired and there is no further activity planned on this issue.

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

During the past two years, the president and CEO as well as certain parties, including shareholders and entities, have made advances to the Company. These advances are interest bearing and were made to the Company for working capital purposes. These advances are included in due to related party transactions, affiliates and notes payable in the accompanying financial statements. Also included in these amounts were unpaid salaries and wages, net of advances, made to the CEO of the Company.


ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting during the 2002 calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

(a)(2) See (a)(1) above.

(a)(3) Exhibits

3.1  Articles of Incorporation, as amended through June 30, 1995  (1)
3.2  Amendments to Articles of Incorporation filed in March and June, 1996 (8)
3.3  Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4  By-laws  (1)
4.1 Indenture between Odyssey and Continental Stock Transfer and Trust Company ("Continental") dated as of July 15, 1987 (1)
4.2  Form of Supplemental Indenture between Continental and the Company  (1)
4.3  Form of Common Stock Certificate  (1)
4.4  Form of options granted of officers, directors and 5% stockholders  (2)
4.5 Form of Warrant issued to purchasers parties to the 1995 Private Placement completed September 30, 1995 (5)
4.6  Form of 12% Unsecured  Promissory Note issued to purchasers  parties to the
     1995 Private Placement completed September 30, 1995   )5)
4.7 Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April 1995 (5)
4.8 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants
     issued during the fiscal year ended June 30, 1996    (8)
4.9 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and
     Lawrence I. Schneider   (7)
4.11 Common Stock Purchase Warrant, dated March 6, 1996, between the Company and
     Ira N. Smith   (7)
4.12 Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)
4.13 Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)
4.14 Convertible Note issued to Augustine Fund L.P. in July, 1998  (12)
4.15 Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)
10.01 1989 Long Term Incentive Plan  (1)
10.02 Sub-Lease for office  premises at 16910 Dallas  Parkway, Suite 104, Dallas
      Texas dated February 1, 2001   (8)
10.03 Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26, 1996
      (9)
10.04 Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and
     $315,000, dated March 2, 1998   (10)
10.05 Employment Agreement with Johan Schotte, dated March 2, 1998  (10)
10.31 Convertible Note issued to Augustine Fund, L.P. in July, 1998  (12)
10.32 Asset Purchase Agreement between the Company and Kimon Mediaright KB,a Swedish limited partnership, dated July 14, 1998 (10)
10.33 Employment Agreement with Pierre Koshakji, dated March 2, 1998  (11)
10.34 Employment Agreement with Ian Jessel, dated December, 1998  (13)
10.35 Settlement Agreement with Stephen Greenwald, dated September, 1999  (13)
21.1 Subsidiaries of the Registrant  (3)

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

     (b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

(c) See (a)(3) above.

(d) None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ODYSSEY PICTURES CORPORATION

Dated: October 14, 2003                         by: /s/ John W. Foster
                                                ------------------------------
                                                John W. Foster,
                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.



/s/ John W. Foster
-------------------------
John W. Foster
CEO, Chairman and President



/s/ Kjell Larsson
------------------------
Kjell Larsson
Director


/s/ Patrick Speeckaert
------------------------
Patrick Speeckaert
Director


/s/ Peter Bucher
-------------------------
Peter Bucher
Director

                             Want & Ender CPA, P.C.
                         386 Park Ave. South Suite 1816
                              New York, NY. 10016


Report of Independent Accountants

To the board of directors and Shareholders of Odyssey Pictures Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statement of operations, shareholders' equity and of cash flows present fairly, in all respects, the financial position of Odyssey Pictures Corporation and its subsidiaries at June 30, 2003, 2002 and 2001 and the results of their operations and their cash flows for the periods ended June 30, 2003, 2002 and 2001 in conformity with generally accepted accounting principals. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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


New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
November 1, 2002


                                                    Odyssey Pictures Corporation
                                                     Consolidated Balance Sheet


                                                            Assets

                                                                                              June 30, 2003     June 30, 2002
                                                                                             ===============   ==============
Cash                                                                                       $             948            3,675
Account Receivable (Net of allowances of 58,415 and -0- )                                            229,326          267,587
Advances in Films and Ventures                                                                       108,151           56,900
Other Assets, Prepaids and Deposits                                                                  100,142          166,500
                                                                                             ---------------   --------------
  Total Current Assets                                                                               438,568          494,662
                                                                                             ---------------   --------------
Film Properties
Filmzone, Hallmark and Kimon Assets                                                                4,055,318        4,311,024
Amortization and Depreciation                                                                       (865,302)        (474,322)
                                                                                             ---------------   --------------
  Total Film Properties                                                                            3,190,016        3,836,702
                                                                                             ---------------   --------------
Other Assets
Production in Progress                                                                                61,533            4,500
Affiliates and Subsidiaries                                                                          584,916          584,916
                                                                                             ---------------   --------------
  Total Other Assets                                                                                 646,448          589,416
                                                                                             ---------------   --------------
         Total Assets                                                                              4,275,032        4,920,780
                                                                                             ===============   ==============

                                                            Liabilities
Current Liabilities
Accounts Payable                                                                                   1,187,416          890,037
Structured Payments and Other Payables                                                               717,776          503,910
Accrued Interest Accumulated                                                                         240,821          228,021
Deposits and Other                                                                                   235,584          235,584
Other Accrued Liabilities and Reserves                                                               419,265          360,733
                                                                                             ---------------   --------------
  Total Current Liabilities                                                                        2,800,861        2,218,285
                                                                                             ---------------   --------------
Other Liabilities
Short Term Loans                                                                                     113,462           45,000
Other Notes Payable                                                                                1,188,950        1,118,851
Contract Liabilties                                                                                  625,515          343,151
Long Term Debt                                                                                       100,000                -
                                                                                             ---------------   --------------
  Total Other Liabilities                                                                          2,027,926        1,507,002
                                                                                             ---------------   --------------
          Total Liabilities                                                                        4,828,788        3,725,287
                                                                                             ===============   ==============



                                                         Shareholders' Equity

Preferred Stock, par value .10, Authorized 10,000,000 shares
                                                                                                           -                -
Preferred Stock, Series B, par value .10, Authorized 10,000,000 shares
                                                                                                           -                -
Common stock, par value $.01; Authorized 40,000,000 shares.
  Issued and outstanding (net of treasury shares), 32,4323,938 28,033,70298,038
Accumulated deficit                                                                              (35,700,284)     (33,780,164)
Capital in excess of par value                                                                    36,674,843       36,597,743
Current net income                                                                                (1,852,253)      (1,920,123)
                                                                                             ---------------   --------------
  Total shareholders' equity (deficit)                                                              (553,756)       1,195,494
                                                                                             ---------------   --------------
 Total Liabilities and Shareholders' Equity (Deficit)                                              4,275,032        4,920,781
                                                                                             ===============   ==============





                             The accompanying notes are an integral part of these financial statements

                                                                  F-2


                                                   Odyssey Pictures Corporation
                                              Consolidated Statements of Operations

                                                                                            For the Years Ended June 30,
                                                                                        2003            2002             2001
                                                                                    ==============  ==============   ==============
Revenue                                                                                  $ 65,636        $168,615           $3,706
Expenses
     Costs related to revenues                                                             14,615         106,050          152,953
     Officers salaries and expense                                                        185,220         271,839          156,763
     Selling, general and administrative expenses                                         594,069         257,687          506,601
                                                                                    --------------  --------------   --------------
                                                                                          793,904         635,576          816,317
                                                                                    --------------  --------------   --------------

     Operating income (loss)                                                             (728,268)       (466,961)        (812,610)
                                                                                    ==============  ==============   ==============

Other income (expenses)
     Litigation settlements and legal fees                                               (127,209)       (126,789)        (471,236)
     Amortization Expense                                                                (390,980)        (75,000)         (49,380)
     Reserves for losses on investments                                                  (322,706)       (709,222)               -
     Financing fees                                                                        (8,834)       (384,127)         (38,148)
     Interest income                                                                            -             138           12,001
     Interest expense                                                                    (274,256)       (158,070)         (68,776)
     Foreign Currency translations                                                              -             (92)               -
                                                                                    --------------  --------------   --------------

     Income (loss) from operations
     before provision for income taxes                                                 (1,852,253)     (1,920,123)      (1,428,150)
     Provision / Benefit for income taxes

NET INCOME (LOSS)                                                                    $ (1,852,253)   $ (1,920,123)    $ (1,428,150)
                                                                                    ==============  ==============   ==============

Basic income (loss) per share                                                               (0.07)          (0.09)           (0.08)

     Weighted average common shares outstanding                                        27,578,560      22,540,417       17,213,988
                                                                                    ==============  ==============   ==============

Diluted income (loss) per share                                                             (0.07)          (0.09)           (0.08)

     Weighted average common shares outstanding                                        27,578,560      22,540,417       17,213,988
                                                                                    ==============  ==============   ==============




                                 The accompanying notes are an integral part of these financial statements

                                                                     F-3

                                                  Odyssey Pictures Corporation
                                             Consolidated Statements of Cash Flows


                                                                                             For the Years Ended June 30,
                                                                                       2003              2002              2001
                                                                                 ----------------  ----------------  ---------------

Cash Flows From Operating Activities:
    Net income (loss)                                                                 (1,852,253)     $ (1,920,123)    $ (1,448,758)
       Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
       Amortization of film costs                                                        390,980           102,695          107,664
       Additions to film costs                                                                 -           182,814                -
       Other depreciation and amortization                                                     -            75,000           27,080
       Issuance of shares of common stock in consideration for services rendered               -           144,000                -

    Changes in assets and liabilities:
       Accounts receivable, net                                                          (29,254)         (184,681)         116,627
       Allowances for doubtful accounts                                                   58,415                 -                -
       Notes receivable and advances                                                       9,100           112,682
       Prepaid expenses and other and affiliate accounts                                 361,703           (12,500)          40,200
       Accounts payable, accrued expenses and deposits                                   566,356            (7,999)         400,448
       Structured payments and accrued management contracts                              260,354          (103,658)        (631,002)
       Accrued interest                                                                   12,800             1,607                -
                                                                                 ----------------  ----------------  ---------------

       Net cash used in operating activities                                            (221,799)       (1,610,163)      (1,387,740)
                                                                                 ----------------  ----------------  ---------------

Cash Flows From Investing Activities:
       Acquisition of fixed assets, production or distribution advances                  (35,635)          (19,419)               -
       Subsidiary Activity (including reserves for losses)                               (76,649)          601,917         (179,668)
                                                                                 ----------------  ----------------  ---------------
       Net cash used in investing activities                                            (112,284)          582,498         (179,668)
                                                                                 ----------------  ----------------  ---------------

Cash Flows From Financing Activities:

       Net proceeds from private placement sale of common stock
         (excluding stock issued for services)                                           128,000           916,000          405,000
       Net proceeds/payments - notes and loans payable                                   203,358           113,177        1,133,356
                                                                                 ----------------  ----------------  ---------------
       Net cash provided by financing activities                                         331,358         1,029,177        1,538,356
                                                                                 ----------------  ----------------  ---------------

       Net increase (decrease) in cash                                                    (2,726)            1,512          (29,052)
       Cash at beginning of period                                                         3,674             2,162           31,214
                                                                                 ----------------  ----------------  ---------------

       Cash at end of period                                                                 948           $ 3,674          $ 2,162
                                                                                 ================  ================  ===============





                                            The accompanying notes are an integral part of these financial statements

                                                                             F-4

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements

All schedules have been omitted because the requested information is not required, or, because the information required is included in the financial statements or notes thereto.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Continuation of the Company as a going concern is dependent upon whether the Company will be able to raise enough funds for its operations. If the Company is unable to obtain new funding, the company's operations may be materially affected. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Risks and Uncertainties:

As is inherent in the Company's business, there are many and varying risks and uncertainties. This is including the Company's limited abilities to generate profitability over the past several years, its unproven business model and the many changes that have been experienced in the foreign markets (as to buying and government-imposed limitations, along with the changes in foreign demand for the company's product), the Company has to depend on various alternatives that may be presently unknown in nature. The Company's success will depend upon the resurgence of the independent product, its ability to expand into other areas of distribution (such an CD recordings, DVD's and Video markets) and other methods of broadcast (such as Cable, secure internet access, direct satellite transmission) and whatever may be or become available to independents during the course of future business.

     b.   Reclassifications:

     Certain items in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

     c. The application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see note 2 to our audited consolidated financial statements.

     d. Generally Accepted Accounting Principles. Our consolidated financial statements have been prepared in accordance with GAAP.

     e. Accounting for Motion Pictures and Television Programs. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"). SoP 00-2 establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses.

a)   Organization and Nature of Operations:

Odyssey Pictures Corporation (the "Company") was organized in December 1989 as a Nevada corporation. It was primarily structured as a holding company for media activities. The Company is currently engaged in the international distribution of motion pictures, and manages certain investments through a subsidiary named Odyssey Ventures Online Holding S.A., which is based in Luxembourg.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


b)   Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and majority owned or controlled joint ventures. All significant intercompany accounts have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current period presentation and new standards as issued.

c)   Revenue Recognition:

In June 2000, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" (SoP 00-2), which established new accounting standards for producers and distributors of films as well as changes in revenue recognition and the methods of accounting for exploitation or development and overhead costs. SoP 00-2 requires that advertising costs be expensed in accordance with SoP 93-7, "Reporting on Advertising Costs" while all other exploitation costs are to be expensed as incurred. Development costs for abandoned projects and indirect overhead costs are to be charged to expense instead of being capitalized to film costs. The Company adopted the pronouncement effective January 1, 2002 and the effect on net income (loss) of recognizing these revenues is not material.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which summarized the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and revised them to conform to SAB 101, specifically with respect to distributor-for-hire arrangements. Accordingly, there were no restatements to be effected and there is no material change in the statements herein.

Revenues from foreign theatrical, home video, television and pay television licensing contracts are recognized when the film is available for exhibition by the licensee and when certain other conditions are met. Revenues from domestic theatrical distribution of films are recognized as the films are exhibited. Virtually all of the Company's revenues for the period ended June30, 2003, 2002, and 2001, were from foreign distribution rights and continuing ancillary revenues, such as foreign income from soundtracks or other revenue not previously accounted for (known as "residuals") relating thereto.

Revenue is recognized in accordance with the provisions of SoP-02 and SAB 101. The Company licenses certain film rights through international distribution agreements either on a direct commission basis or that may require the payment of minimum license fees known as "Minimum Guarantees" ("MG's'"). The MG's are typically payable on delivery and acceptance by the Company of the respective completed film and these MG's may be subject to further increase based on the actual distribution results in the respective territory. Minimum Guarantees related to contracts which contain holdback provisions precluding the distributor from exploiting secondary markets until certain time periods have lapsed are allocated across those markets and recognized as revenue when each holdback provision expires. As of the close of business in June 30, 2002, the Company had no films in distribution that neither require an MG nor were in a "hold-back" restriction.

Revenue allocated to the primary market, usually the theatrical market (which the Company is rarely involved with), is recognized as revenue on the date the completed film is available for exploitation in the related territory and certain other conditions of sale have been met pursuant to criteria specified by SoP-00-2.

Cash payments, advances or other fees are recorded as and when collected, unless all the conditions of revenue recognition have not been met. In the case of the latter, revenues are recorded as deferred revenue until all conditions are met.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements

c)   Film Costs:

Film costs include (1) development cost, (2) cost of production, (3) investment in distribution rights, and (4) marketing and distribution expenses. Film costs are amortized, subject to the adoption of the new accounting standards as noted herein, and estimated residual and participation costs are accrued, on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total ultimate gross film revenues from all sources. Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Ultimate revenue and cost forecasts for films are periodically reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, additional amortization is provided to fully recognize such loss.

Revenue from the sale or licensing of motion pictures and television programs is recognized upon meeting all recognition requirements of SoP 00-2. Revenue from the theatrical release of motion pictures is recognized at the time of exhibition based on the company's participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns, is recognized on the latter of shipment to the customer or "street date" (when it is available for sale by the retail marketer). Under revenue sharing arrangements, rental revenue is recognized when we are entitled to receipts and such receipts are determinable. Revenues from television, cable, pay-per-view or other transmitted broadcast methods are recognized when the motion picture or television program is available to that respective market (through licensees) for such broadcast. For television licenses that include separate or restricted availability (sometimes referred to as "windows") during a given license period, revenue is allocated over the "window" period. Revenue from sales of international territories is recognized when the feature film or television program is available to the distributor for exploitation and no special conditions for delivery exist. Under most sales contracts, full payment is required upon delivery. For contracts that provide for rights to exploit a program on multiple media (e.g. theatrical, video, television) with a fee for a single motion picture or television program where the contract specifies the permissible timing of release to various media, the fee is allocated to the various media based on management's assessment of the relative fair value of the rights to exploit each media and is recognized as the program is released to each media. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management's assessment of the relative fair value of each title. As of June 30, 2002, the Company had no multiple-title contracts in the markets.

According to the new standards, the following changes in accounting have been adopted:

     - Advertising and marketing costs, which were previously capitalized to investment in films and television programs on the balance sheet and amortized using the individual film forecast method, are now expensed the first time the advertising takes place.

     - The capitalization of production costs is limited to revenue that has been contracted for in the applicable markets until such time as the criteria for recognizing revenues are met. Note, this is also applicable to secondary markets, or reissue of product (after original license contracts have expired).

Revenue recognized from ancillary markets is recorded at the time of receipt, cine it is not traditionally included within the estimates of revenue with a particular project's primary release, and may not ever become a realized revenue, or the Company did not have those rights to exploit within its distribution network.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements

d)   Investments:

Investments consist of shares of common stock of four privately held corporations. Two are corporations controlled by a previous CEO and Chairman, Johan Schotte, where the Company has an 18% ("minority") ownership. The Company wrote down 63% of the investment due to its internal evaluation and the prospect of its eventual realization of any distributable profit or revenues being doubtful as to the value as presented (see "Related Party Transactions, Item 13"). The Company has a 99% ownership in a venture capital company that has equity investments in four other companies, one being publicly traded. This investment is accounted for using the cost method. According to the Company's recently adopted Statement of Financial Accounting Standards No. 94 (SFAS 94) wherein the Company is required to report consolidated financial statements for majority-owned subsidiaries in order to eliminate off-balance sheet financing activities, the Company has elected to continue its cost method due to exceptions (as defined within the guidelines of SFAS 94) as follows:

1)   The Company considers this investment to be a non-consolidation event.
2) The subsidiary is a non-active and non-participating entity in the same business as the Company.
3) A serious doubt as to the realization of the investment(s) made exists. In this case, a significant write-down of the assets has been made.
4) There are no adjustments to be made to reflect subsequent changes in fair market value.
5) The Company expects to regain control of the assets (as noted herein) and liquidate them for its recorded value.

The fourth is an investment in Filmzone that is accounted as inventory in progress after the Company acquired the remaining 50% in February of 2002 by completing its acquisition agreement (as dated August 7, 2000) with cash. This investment is accounted for using the cost method since it was the purchase of an Internet Domain and not an operating entity. There was no effect on the amortization schedules as the remaining funds were booked as a payable item and therefore, were already booked at the time of the transaction.

e)   Earnings (Loss) Per Share:

Earnings (loss) per share are computed using the weighted average number of common shares outstanding during the respective periods.

f)   Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

g)   Fair Value of Financial Instruments:

The carrying value of cash, notes receivable and notes and loans payable approximates fair value because of the short-term maturity of these instruments.

h)   Impact of Recently Issued Accounting Standards:

In the course of developing and evaluating accounting policies and procedures, the Company used estimates, assumptions and judgments to determine the most appropriate methods to be applied. Such processes are used in determining capitalization of costs related to any film investments, potential impairment of those investments, operating cost reimbursements, and taxable income. The Company has not yet assessed the impact of the adoption of recently issued accounting standards on our consolidated financial position, results of operations or cash flows.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements

The Company has adopted recent requirements of Revenue recognition. Revenue from the sale or licensing of motion pictures and television programs is recognized upon meeting all recognition requirements of Statement of Position (SoP 00-2) as further defined in the Revenue Recognition Policy noted herein.

Included in the Company's newly adopted standards, the Statement of Financial Accounting Standards No. 145 (SFAS 145) will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB No. 30. The provisions of SFAS No. 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002, however, early adoption is encouraged. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. Under staff accounting Bulletin 74 (SAB 74) the Company is required to disclose certain information related to other new accounting standards, which have not yet been adopted due to delayed effective dates.

2.   CHANGES IN MANAGEMENT CONTROL

In January of 2000, the Board appointed Mr. John Foster as President of the Company and also elected him to the Board of Directors. Mr. Foster still remains as the Company's President and his contract was renewed for the periods ending June 30, 2001 and 2002. Subsequently, Mr. Foster was nominated as CEO and Chairman of the Board on July 6, 2001. Mr. Johan Schotte stepped down as CEO and became Executive Vice Chairman. Mr. Schotte resigned from his board position on December 12th. Mr. Pierre Koshakji, a previous President and Secretary of the Company, resigned on December 9th. On January 3, 2002 the board of directors filled these two vacancies with Mr. Peter Bucher and Mr. Kjell Larsson by unanimous vote of the board. In January the Company hired Mr. C. F. K. (Frank) Cole, as Chief Financial Officer. Mr. Cole was hired on a one-year contract expiring on December 31st of 2002. In August of 2002, Mr. Cole requested to decrease his involvement in the Company due to personal needs and requested to re-establish his position as Vice President of Finance and reduce his hours. In October of 2002, Mr. Cole discontinued his services to the Company. Mr. Foster assumed the matters of CFO until a replacement can be employed. As of June 30, 2003, there was only one officer employed by the Company and the Company uses various outside resources to assist in its daily operations and tasks.

3.   RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the company has embarked on an aggressive capital campaign and has been in development for determining it's most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and US Home Video markets. Since July 2001, new management has embarked on a program to reverse the unfavorable results, by significantly reducing overhead and taking steps to rebuild revenues. Net loss for the recent periods has been due to the delay in receipt of revenue and getting to the markets at the time the availability to release the films co produced or otherwise acquired for distribution (which results are recorded in the Company's Film Costs). In December the Company did enter into an exclusive distribution agreement with a library of - films. The company has just begun the process of marketing this library, which includes the development of sales materials, creating descriptive listing sheets for licensees and to seek foreign sales representatives. One sales representative is under contract for the Scandinavian market. The company attended its first film market in several years in Los Angeles and rejoined its affiliation with the American Film Marketing Association in 2002, however, in 2003, the Company was unable to continue its annual dues and expects to re-establish its membership status as soon as economically feasible. The

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas and as of June 30, 2003, the Company had three full-time employees, consisting of Mr. Foster, the CEO and President, an administrative secretary, and a production-administrative assistant. The Company also engaged Kjell Larsson to direct sales and marketing on a full time basis. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

     a)   Factors Affecting Operating Results

The Company has a significant investment in Film Costs, which contain relatively most of its asset valuation. The Company has experienced difficulties in the past in generating revenues to realize a value on its assets as indicated.
Several factors have hampered the Company's ability to effectively market and sell or license the film titles it has. These reasons are mainly to the following circumstances:

New management and new board members have had a limited period of time with which to work together and evaluate the business and prospects. The Company's operating history, coupled with the emerging nature of new markets for independent films and other forms of broadcast as well as new technologies in Internet-delivered Filmed/Video content, were either not available or built upon in prior years, as may have been with other similar companies. Past economic downturns in the Foreign markets and an overall decline in the independent markets in general makes predicting future operating results difficult. In addition, the Company's Licensee prospects must be considered in light of the uncertainties encountered by past negative experiences with the Company. Although management and certain board members have experience in providing market expertise and positive results, this activity, along with the rapidly evolving markets, (specifically for delivery of Filmed/Video content over the Internet, from which the Company developed a joint venture with Kasstech, Inc. as noted earlier), may create unknown and uncertain results. The result is the Company's exposure to certain risks, which, as summarized, include the Company's ability to:

     1) Acquire and retain repeat buyers and licensees for Foreign Territories the Company was once active in; and,
     2) Build awareness, acceptance and confidence in new management's ability to deliver; and,
     3) Acceptance and awareness of Filmzone.com, the Content, the new formats available (for the library product as well as the Company's new product); and,
     4) Renew or extend existing financial relationships and acquire new content and new provider relationships; and,
     5)   Manage growth to stay competitive and fulfill customer demand; and,
     6)   Generate cash from operations and raise capital.

If the  Company  should  fail to  manage  these  risks  successfully,  it  would materially adversely affect financial performance. The above elements make prediction of future revenue difficult. There are no assurances that the Company will be able to predict our future revenue accurately. Because the Company has had a significant amount of restoration of client base, films product and delivery methods, revenue has suffered. Turnaround of assets acquired has been delayed (as earlier mentioned). The Company's films are not obsolete, unsaleable or marketable and, therefore, have not had to accelerate removal of asset values or additional write-offs. The reason for this is due to offers, considerations of contracts, inquiries from past customers ("Licensees") and other relationships that management has had in the past with Licensees, and the opportunities that exist in development of new contacts and applying the Company's assets to new emerging markets.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


In addition, the Company's past relationship through the Kimon transaction in involves a "yet to be determined" value from its exclusive arrangement with Hallmark Entertainment, as described herein, the results of this transaction and its related activities are not known at this time.

The Company has had, and will continue to have, a number of fixed expenses and may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. Accordingly, any significant shortfall in relation to any expectations could cause significant declines in these and other operating results. Quarterly revenue, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indications of future performance. Due to the foregoing factors, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts and investors, which could have a material adverse effect on the trading price of our common stock.

     b)   Other factors which may affect Operations:

The loss of key employees could jeopardize our growth prospects.

The loss of the services of any of our executive officers or other key employees could materially adversely affect our business. Our future success depends on the continued service and performance of our senior management and other key personnel, particularly of John W. Foster, Chairman and CEO, and President. There are no employment agreements with any of our executive officers or other key employees.

The Company's inability to hire new employees may hurt our growth prospects.

The failure to hire new personnel could damage the Company's ability to grow and expand its business. The Company's future success depends on its ability to attract, hire and retain highly skilled technical, managerial, editorial, marketing/sales and customer service personnel, and competition for these experienced individuals is considered high.

4.   ACQUISITION OF FILM ASSETS

On July 14, 1998, the Company entered into an Asset Purchase Agreement through a Preferred stock issue with Sweden based Kimon Mediaright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. On February 26, 2000, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation, which was due to an alteration of the original agreement dated July 14, 1998 whereas a "dollar-for-dollar" exchange was reduced for purposes of re-evaluating Filmzone.com (a domain name with other possible services that the Company can use in its sales efforts) was undertaken, According to the valuation, an average discount was made on the exchange resulting in an exchange to .91 per share. This conversion was not related to any inducement offer by the Company, however, we due to the re-evaluation of the acquisition itself and was exercised to the benefit of the Company. Therefore there were 4,101,283 shares issued for the 4,500,000 Preferred Shares. Since the transaction from July 1998 was adjusted to the above discount along with certain "bonuses" and other considerations being rescinded, the shares were required to be issued with the restrictions that accompany new stock issues. All schedules related to the transaction, such as the accounting for the asset of Filmzone.com (which resulted in a deduction of the Kimon Library and an equal allocation to the asset of Filmzone) and the amortization of both the Kimon Library and Filmzone were properly allocated according to GAAP accounting guidelines.

In May of 2002 the company entered into an agreement to distribute certain films from a local supplier.

The company engaged in its first marketing of film product that it had acquired for sales and licensing for markets beginning June 2002.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


5.   INCOME TAXES

At June 30, 2003, the Company had a net operating loss carry forward of approximately $35,700,287. Effective as of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (known as "SFAS 109"), on a prospective basis. SFAS 109 requires the Company to change its method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. There were no significant changes by the adoption of this method and, as a result of the company's net operating losses at the period ending June 30, 2003, no provision for income tax has been recognized.

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

6.   NOTES AND LOANS PAYABLE

In January of 2001, the company had entered into a settlement with Ian Jessel (Ian Jessel vs. Odyssey Pictures Corporation) of which an amount of $385,000 plus interest of 10% per annum. This amount has been reduced from the accrued portion of the balance sheet and entered into current structured notes payable, resulting in an increase to the Notes Payable. The Settlement is in the form of a note, with no specific payment arrangements due to the Company's inability to make any payments on a regular basis. As the Company progresses in seeking alternate financing, moderate payments have been made which have been acceptable to Mr. Jessel.

In June of 2001, the company borrowed funds on an interim basis from a Non-US investor who is also a shareholder of the Company in order to pay the initial payment to Mr. Jessel, which was $140,000. The repayment of this interim note occurred from the Company entering into a long-term debt arrangement with another lender. The Settlement Note does carry a default clause which, if called and not cured timely, could result in the filing of a judgment against the Company in the total amount that would be due at that time, plus accrued interest. Unsecured Promissory Notes: In August of 2001, two unsecured notes previously recorded under Media Trust Notes Payable were paid in full, thus reducing the liabilities to the Unsecured Promissory Notes by $98,550.

In April of 2002 the company received short-term loans from an individual to accommodate certain cash needs. To facilitate these loans, the Company issued warrants to purchase 25,000 shares unregistered common stock exercisable at a price of $0.40. Pursuant to the required adoption of Statement of Financial Accounting Standards No, 123 (SFAS 123), and in concert with the requirements issued in the Emerging Issues Task Force 96-18 (EITF 96-18), there was no charge to the issuance of the warrants since, firstly the note was funded and issued and is an interest-bearing instrument charged in accordance with interest expense requirements and, secondly the warrants were issued only as an inducement for said loan and certain market conditions relate to achievement of a specified market target price. The warrants expire in April of 2007.

In August of 2002, a series of overhead advances were made totaling $9,500 for specific expenses by certain unrelated parties. The CEO loaned an additional amount of funds to the Company to accommodate certain overhead expenses. These advances were all made on short-term interest bearing loans.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


In September, 2002, the Company borrowed $50,000 for working capital needs in a sixty-day note at 12% per annum. The loan also repriced certain warrants already outstanding to a price of six cents per share. The total warrants affected 306,666 shares and extended the final exercise date of all certificates to September 23, 2005. Additional warrants could be required if the loan is not paid per its terms. The repricing of the warrants was not recognized as an accounting item and expensed due to the fact that there was no basis for the original issue and the recent adoption of Statement of Financial Accounting Standards No, 84 (SFAS 84) states a recognition in expense in the case of fair market value for "debtor-induced conversion" of a convertible debt, or which there was no change in such fair market value.

In November of 2002, the Company borrowed $30,000 from an unrelated party for overhead use on a short-term basis. This was subsequently repaid upon the successful closing of a private placement, as noted herein.

From February through to June of 2003, the Company received various loans and advances for overhead expenses from a series of lenders, inclusive of the CEO, totaling $39,000. These loans and advances all were made on a short-term interest-bearing basis.


7.   AGREEMENTS TO SATISFY CERTAIN LIABILITIES THROUGH ISSUANCE OF COMMON STOCK

During the quarter ended March 31, 2002, the Company satisfied consulting fees for investment banking services related to past private placements with warrants to purchase 500,000 shares at a price of 25 cents per share expiring on December 12, 2003 to a private party. Pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 123 (SFAS 123), and in concert with the requirements issued in the Emerging Issues Task Force 96-18 (EITF 96-18), there was no charge to the issuance of the warrants since, firstly work that was performed was charged in the issuance of shares of stock (see below) and, secondly the warrants were issued only as an inducement for future consultancy issues, if requested by the Company and, lastly, certain market conditions relate to achievement of a specified market target price. With respect to this same party, services were expensed in the quarter ending March 31, 2002 totaling $150,000 by the issue of 500,000 shares of unregistered restricted shares of stock. According to the Company's adoption of Financial Accounting Standards No, 123 (SFAS 123), and in concert with the requirements issued in the Emerging Issues Task Force 96-19 (EITF 96-19), a mutual fair-market valuation was placed on the issuance and approved by management. This issue resulted in single expense charged to services for the specified period.

     In December of 2001, the Company issued 500,000 shares of common stock to a private European company for its services in investment banking and financial consultation for and on behalf of the Company.

     In June of 2002, the Company issued 190,000 shares of common stock to two parties for financial services and consulting arrangements as previously agreed upon by management. These were specifically, 140,000 shares to one individual and 50,000 shares for a private company for services.

     In July of 2002, the Company issued 100,000 shares of common stock to a private European company for its services in investment banking and financial consultation for and on behalf of the Company.

     In January of 2003, the Company issued a total of 215,000 common shares to two parties in consideration of loans made to the Company. These were specifically 140,000 shares to one private party and 75,000 shares to another.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


     During the period of January through March 2003, the Company reserved the following shares to be issued: an aggregate of 827,807 shares towards employees for payment of past services and considerations for continuing services. Specifically, these were to three employees; one for a total of 77,807 shares, one for 500,000 shares (in payment against past salary) and the other was for 250,000 shares (in partial payment of salary).


8.   COMMITMENTS AND CONTINGENCIES

Lease Commitments:

The Company conducts its operations out of sub-leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75248, which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another company related to Mr. Foster, named JL Media Services LLC. Rent expense for the space is $ 2,500 per month, with a $5,000 deposit and will continue for a period of five years, to March 1 of 2006. During the fiscal year ending June 30, 2002, the lease payments increased per the master lease agreement for expense allotment (approximately $2457 annually). In January of 2003, the expense allocation increased to where the proportionate amount for the Company was $2835 per month. Therefore, the lease expense totaled $44,398 as compared to $40,935 as of June 30, 2002 and $34,094 for the same period ending 6-30-01. The Company has storage facilities to store its older records and film materials and leases on a month-to-month basis of $395 each month.

In May of 2003, the Company entered into a lease agreement to rent space for the office of Kjell Larsson, director of sales and marketing, as an accommodation. The term of the lease is until April of 2005 and has a monthly lease expense of $321. There was a deposit of $624 paid according to the requirements of the lease. The added obligation to the Company is as follows:

         2003 - $2,247
         2004 - $3,852
         2005 - $1,284

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


10.  STOCK OPTIONS AND WARRANTS

During the fiscal year ended June 30, 1997, a total of 1,153,333 warrants were issued to officers, directors, employees, consultants and third parties, exercisable at prices ranging from $ 0.625 per share to $1.06 per share. The warrants are exercisable for periods ranging from three to five years. None of such warrants have been exercised. All are to expire this coming year.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


The Company's stock has been relatively thinly traded and the Company cannot predict the extent to which a trading market will develop. The common stock trades on the Over-the-Counter Bulletin Board and is thinly traded compared to larger more widely known companies in this same industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. The Company cannot predict the extent to which an active public market for the common stock will develop or be sustained in the future.

During the fiscal year ended June 30, 1998, a total of 254,260 warrants were issued to third parties, exercisable at prices ranging from $1.00 per share to $1.65 per share. The warrants are exercisable for periods ranging from two to five years. None of such warrants have been exercised. All will expire this year.

In July 1998, the Company entered into a consulting agreement with Media Trust S.A., a company that is an affiliate of Mr. Schotte and in which the Company holds a minority interest (see "Related Party Transactions") to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by a group investors (the "Belgian Investors") in the aggregate amount of approximately US$100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998, a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. None of these warrants have been exercised. In July of 2002, the company did not renew the consulting arrangement with Media Trust, but has an obligation ongoing for commission obligations if one of its clients reinvests into Odyssey, up until July 2003.

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

During the fiscal year ended June 30, 1999, a total of 467,660 warrants were issued to officers, directors and holders of notes payable, exercisable at prices ranging from $0.55 to $1.65. The warrants are exercisable for periods ranging from two to five years, except for two officers' issuances that have no expiration date. None of such warrants have been exercised. In October of 2000, a non-related party was issued warrants for a purchase price of $25,000 for $1.00 per share consideration. As of the close of business on June 30, 2003, none of these warrants have been exercised. On December 12, 2001 an unaffiliated party that arranged a private placement received for its services warrants of 500,000 shares with an exercise price of 25 cents per share. The warrants expire in one year.

On April 19, 2002 the Company entered in a Joint Venture with a private company, Kasstech, Inc., to exclusively sell its patent-pending digitization services for a period of ten years. These services are believed to be technically the most efficient available service for transmission of picture and sound through normal phone lines with a possible 900 to 1 compression ratio. The Company is the managing partner of the Joint Venture with all administrative and sales duties. Originally Odyssey agreed to reserve shares of stock for possible funding into the Joint Venture and to pay Kasstech and its owner for some of the rights and services. On October 9, 2002, Odyssey and Kasstech agreed to discontinue the share contribution and reserves of stock.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


In April of 2002 the company raised $100,000 for debt reduction by the sale of 625,000 shares of restricted stock. The price of 6.25 cents per share was calculated on the use of funds to reduce debt, versus the overall cost of interest against the debt to be retired, which was past due. Had this debt not been repaid at that time, the Company would have faced financial penalties since the loan was not renewable. Along with the sale, thecompany granted warrants for up to 125,000 shares of restricted stock at a price of 16 cents per share. This price was later reduced to 6 cents per share in a subsequent transaction (see "Subsequent Events").

In June of 2002, the Company raised $316,000 in multiple transactions by the sale of restricted stock. The price for the shares ranged from 6.7 cents to 16 cents per share, depending on whether warrants or commissions were involved, and were calculated on the use of funds to reduce debt as before stated. Some of the sales included warrants for up to three years for the purchase of restricted stock at a price of 16 cents per share. The funds were used for working capital and debt reduction.

During the fiscal year ended June 30, 2002, 2001 and 2000, no warrants were issued to officers, directors. During the Fiscal year ended June 30, 2003, no stock was issued to officers or directors, however 750,000 shares were reserved for future issue against salaries or contracts, which were past due and considered as partial payments. Additional rights to warrants may have been granted after the end of the year, see below "Subsequent Events".

In September of 2002, the company signed an arrangement with Orpheus Entertainment, a manufacturer of Video, DVD and Compact Disc recordings and a distributor for all North American and International markets. In this arrangement, the company shall pay a number of registered shares for the consultation and advice of marketing and placement of product into all markets. The result of this type of stock arrangement will allow the Company to have a higher margin on product it delivers to the market from the retail level for video and DVD sales in North America on a direct basis. In addition, the Company also signed an arrangement for distribution of its soundtracks and original audio works with the same company for international distribution.


11. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     In December of 2001, the Company completed a private placement of 2,000,000 shares to an accredited (non U.S.) investor resulting in gross proceeds to the Company in the amount of $250,000.


     In February of 2002, the Company completed a private placement of 1,000,000 shares to accredited (non U.S.) investor resulting in gross proceeds to the Company in the amount of $250,000.

     In April of 2002, the Company completed a private placement of 625,000 shares to an accredited investor resulting in gross proceeds to the Company in the amount of $100,000.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


     In June of 2002, the Company completed four private placements to accredited investors; the first of which was completed for 1,500,000 shares of common stock resulting in gross proceeds to the Company of $100,000; the next was for 2,124,481 shares of common stock resulting in $150,000 gross proceeds; the next was for 465,000 shares of commons stock resulting in $50,000 gross proceeds to the Company; The final one was for 225,000 shares of common stock resulting in gross proceeds to the Company of $16,000.

The following is a summary of transactions of the Company for the fiscal period ending June 30, 2003 involving sales of securities by the Company that were not registered under the Securities Act of 1933 (the "Securities Act"):

     In October of 2002, the Company issued 90,000 shares in a private placement to an accredited U.S. investor, resulting in gross proceeds of $3,000 to the company.

     In May of 2003, the Company issued 2,500,000 shares to a U.S. private investment company resulting in $100,000 gross proceeds to the company. The terms of the share purchase requires a put and call agreement by and between four individuals related to the company and extends to one year beyond its date of issue.

     In June 2003, the Company signed a Securities Purchase Agreement with a U.S. private investment company for the sale of a $150,000 8% convertible debenture and a warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of (i) $.25; or (ii) 80% of the average of the three lowest prices during the 20 trading days before but not including the conversion date. The warrants expire in June 2006 and are exercisable at $1.00 per share. The warrant holder is obligated to exercise the warrant concurrently with the conversion of the debenture for a number of shares equal to ten times the dollar amount of the debenture being converted. The total amount of 100,000 was funded to the company with the investor holding back an agreed-upon $50,000 for future legal expense and anticipated costs to be covered in relation to any future offering or added registration needs.


12. DEFAULTS UPON SENIOR SECURITIES

An interest payment due on April 12, 2002 was made by a third party therefore the Senior Secured Bond was in compliance with its requirements. The company does not, and did not, have sufficient cash to make its past (Payment due on October 2002) and next (April 2003) semi-annual payments and, therefore, risks the Bond being placed in default. There were no payments made during the course of fiscal 2003 and the bond is in default. The Company has sought additional capital from its European sources to assist in renewal of the note or bringing in an alternate source, or sources, for a long-term position.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


13. RELATED PARTY TRANSACTIONS

In November 1998, the Company entered into the following related party transaction with E 3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (at the time of the transaction the CEO and President of the Company, respectively) and in which the Company holds a minority interest: (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and
(ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E 3 Sports New Mexico, Inc.). The loan has not been repaid and the Company has terminated accruing interest. Current management is pursuing information regarding Company interests. For the current year, the company has elected to write off the entire amount listed as an asset which totals 153,774 due to its uncollectible nature.

In July 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December 1998 (see below), a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. In December 1998, Lecoutere Finance S.A., an affiliate of the then CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 (30 cents per share). The price was based on the average price of the Company's common stock for the 30-day period preceding the date of purchase (37 cents per share) less a 20% discount due to the restricted nature of the shares purchased.

On December 1, 1998, a total of 50,000 three-year warrants were issued to three parties (one of which is an affiliate of the Company) in consideration of extending the maturity date of loans to the Company. The warrants have an exercise price of $1.00 per share. In October of 2000, a non-related party exercised warrants for a purchase price of $25,000 for $1.00 per share consideration. During the course of these transactions, the Company accumulated a net deficit owed to Media Trust in the amount of $42,591 after certain deductions and accommodations of expenses were met. Note that present management never realized a value in the ongoing efforts of Media Trust, and that it was entitled to 18% interest in Media trust net proceeds, combined with the fact that the Company did not receive required disclosure in order to accurately report to its shareholders, management elected to declare it right of offset and deduct the liability from its exposure to affiliated and related entities and transaction n order t so secure its position and protect and preserve the Company's interest in its outside "interparty-related" investments (being that of Mr. Schotte). In spite of its repeated demands and requests for payment and/or reimbursement, there was no response. Being that the company has never received required financial reports from Media Trust and has made attempts and as well as demands, management elected to fully offset any outstanding amounts owing and properly recorded these against current write-downs of assets considered related in nature. Although the company is still pursuing financial information from Mr. Schotte, the main principal and director of Media Trust, with no response at this present time, the company has elected to write off substantially all debts against advances and loans for lack of sufficient information.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


In October of 2001, the company entered into an Exclusive Film Distribution Agreement ("Agreement") with JL Media Services LLC, a company specializing in supply of feature films product and of which the current CEO has a minority interest in ("Media"). The terms of this Agreement enables Odyssey to exclusively sell and license feature films belonging to Media as well as new productions for a commission in the total amount of 15% of the Gross Proceeds (as earlier defined in Revenue Recognition) and deduct limited expenses the Company may have incurred from the sales and marketing of each product. In consideration for this exclusive arrangement, the Company shall pay, in shares of common stock, an amount equivalent to the same 15% based upon quarterly reports and upon the average trade price of each calendar quarter. This Agreement extends for a period of fifteen years; however, the revenue share for stock extends only for a period of five years, unless otherwise adjusted by the Parties.

In March 2002, the Company gave notice to the Managing Director of it s 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO"), that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary to facilitate the Company in either a sale or its assets or an orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July. The Company is in the process of exploring all avenues for full recovery of these assets, inclusive of possible lawsuit. However, in light of the recent adoption by the Company in Statement of Financial Accounting Standards No, 5 (SFAS 5, loss contingency), a reserve was established referring to any potential losses.

As of June 30, 2003, the Company had two loans payable to one of its stockholders, of which the balance owing along with accrued interest was $54,570 and $10,740. The note bears an interest rate of 12% per annum and is due upon demand.

     As of June 30, 2003, the Company had two additional loans payable to one of its stockholders, of which the balance owing along with accrued interest was $51,480 and $20,254. The note bears an interest rate of 12% per annum and is due upon demand.


14. EXTRAORDINARY OR NON-RECURRING ITEMS

A related party to the Company's CEO, JL Media Services LLC, advanced funds and services for overheads and operations of the Company from January to October of 2001. The Company began repaying towards a formal note between the parties, which was dated effective January 2001, in October of 2001. The note carries an interest of 12% per annum and has provisions to be increased from time to time depending upon the operations, services and overhead needs of the Company, should it be necessary. As of the end of the period of June 30, 2002 the Company owed $192,035 in interest and principal, which became due and payable on March 1, 2002. The Company sought, an was granted, a renewal for said loan effective as of the due date of March, 1, 2002 through to a new due date of January 1, 2003, with no penalties.

In January of 2003, the Company sought, and was granted, an additional extension of the Note for a period of 10 months, or to October 30, 2003, with no payment or penalty. The provisions of the loan also include the acceptance of shares of stock in the Company for payments of interest, if so elected. As of June 30, the Company owed JL Media Services LLC a total of $215,148.

The company reversed some expenses claimed by a previous officer due to lack of documentation. The Company wrote off a prior entry for a deposit on the production of a film project where an option period had elapsed. The item was carried as a prepaid asset. These items are netted out in Non-recurring items.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


For the period ending June 30, 2002, the Company expensed $125,000 in consulting fees tied to previous and current marketing services begun by previous management. The valuation of the charge was made pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 123 (SFAS 123), as earlier described, as a present fair-market value and as mutually accepted by both parties

Unusually high costs associated with the litigation settlements, including legal fees and interest on legal fees, were $126,789 for the period ending June 30, 2002. There were additional unusually high costs associated with the same issues for the following year. As of June 30, 2003, the Company expensed a total of 82,355 in excess litigation expense along with $58,068 in extra charges and late fees, and also added a reserve in the amount of $127,209 for future expectation of settlements and expense.

The services were paid by the issuance of the 500,000 shares of stock in December. The contract for services is not being renewed. An additional $98,000 was expensed for consideration of continuation of services and fees for note extensions from a financial consultant, Cofima Finanz, AG in Zurich, Switzerland. The amount was placed in an interest-bearing term note, with a scheduled payment date not beginning in next fiscal year. Pursuant to the guidelines as established and adopted by the Company in Statement of Financial Accounting Standards No, 5 (SFAS 5, loss contingency), an accounting reserve for possible liabilities was established referring to various lawsuits as express earlier herein. As this reserve was recently established, a total of $250,000 in "other accrued" expenses has been charged during the fiscal periods ending
6-30-01 and 6-30-02 inclusively. As earlier mentioned in Item 3, Legal Proceedings, the Company has attempted to settle all lawsuits and disputes. The Company, although it has settled the major lawsuits (two of which are in a "workout" stage) and still has two known judgments totaling $65,000, and has been dismissed from a possible class-action suit, still faces ongoing litigation on the Muller-Smith case. As there are remaining motions and discovery underway at present, the motions and results of the discovery have not yet been decided upon. Due to the inherent uncertainties of litigation (even though the litigation is beyond its preliminary stage), the Company cannot accurately predict the ultimate outcome of the motions. The Company's defense will possibly be a continuing effort that has a significant expense, which it may not be able to afford. Even at this juncture, should the Company lose its defense, there could possibly be a judgment entered which would be in excess of $300,000. In addition, due to the Company being unable to meet its current obligations when due, or timely, there could be others who may elect to sue for non-payment.

The company added a one-time expense for Filmzone due to its development and reposturing of the sales purpose for the website. Pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 95 (SFAS 95), as earlier described, it was determined that a significant amount ($75,000) was considered to be a development expense and, accordingly to such ruling, is considered an expense, which was deducted from operations.

The company reduced is valuation of the Odyssey Ventures Online Holdings, SA ("OVO") assets mainly due to its determination of liquidity and recent recognition of certain startup expenses. In addition, and pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 95 (SFAS
95), as earlier described, it was determined that a significant amount ($67,293) was considered to be a development expense and, accordingly to such ruling, is considered an expense, which was deducted from operations. The company wrote off all of the development expense relating to the OVO initial startup. In light if the recent write-down (as opposed to the Company's earlier adoption of the AICPA's Statement of Position SOP 98-5, where all startup expenses were to be written off as incurred) the Company had been exposed to expenses under its own obligation from prior management and in advancing initial funds for OVO. These advances were maintained under Subsidiary investments since the Company was supposed to be reimbursed upon OVO subsequent and anticipated funding. As this did not occur, and in view of the earlier disclosures, a reserve has been expensed.

                          ODYSSEY PICTURES CORPORATION
                  Notes to Consolidated Financial Statements


The company reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery. The company wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.


15. SUBSEQUENT EVENTS

In July of 2003, a complaint was filed in the State of Florida between Distinct Web Creations, Inc. and the Company and names the individual, John W. Foster, as defendants. The complaint is for non-payment of services resulting from an assumed contract for the transaction of Filmzone.Com and Filmzone LLC, a Florida Limited Liability Company, as completed in early 2001. The amount owing on the claim is $12,000 and seeks the repayment of this amount plus unspecified damages. The Company has engaged counsel in Florida and will vigorously defend its position for both the Company and for Mr. Foster. Discovery process is underway.

In August 2003, the Company signed an addendum to the Securities Purchase Agreement with the US investment company for the sale of a $100,000 8% convertible debenture and a warrant to purchase up 2,500,000 shares of our common stock. This debenture was secured additionally with third party property related to the Kasstech Joint Venture wherein 30% of those proceeds, plus additional considerations on future funding, will be used for the venture. The Company also agreed to issue 120,000 shares of stock in consideration for the third party property participation.

In August of 2003, the Company completed and registered an S-8 prospectus in satisfaction of consultation fees and contract labor pursuant to the rules and regulations afforded in such registration under "Advice and Consulting Agreements". The Company was able to satisfy a total of $50,000 in outstanding fees due for earlier work performed against consulting agreements, and continued work to be performed that the Company needed assistance with.

In August of 2003, the Company received notice of a federal tax lien being filed in the amount of $27,210 for non-payment of federal payroll tax deposits. The Company has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

In September of 2003, the Company completed its first recognized sale of one if its films to a U.S. Television distributor. A licensing agreement was entered into for a period of time with a minimum guarantee and a revenue sharing relationship for Video and DVD sales.