Form 10-K/A
period 2003-06-30
ODYSSEY PICTURES CORP
filed 2003-10-23
CIK 863061

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

As of June 30, 2003 there were outstanding 32,982,039 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                     Form 10-K/A Report for the Fiscal Year
                               Ended June 30, 2003

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

The Judge ruled in favor of the defendants in that there were no grounds to continue this case as a class action. Subsequently, Odyssey was able to receive a dismissal of this case. Odyssey, at the same time, entered into settlement discussions with respect to any claims of indemnification and settled outstanding possible claims and potential cross claims to all remaining co-defendants for a nominal amount of money, with the exception of Muller-Smith. The Company attempted to further clarify its stand on its position with Muller-Smith as earlier noted, however; these attempts were unsuccessful for the Company. The Company attempted also to discuss settlement activity, and these settlement discussions did fail. The Company was not able to provide an amicable solution to this matter of indemnification and reimbursement of expense (claimed to be in excess of $350,000) and Odyssey posed its defense against Muller-Smith, knowing that the end result could be an entry of judgment in favor of Muller-Smith. A judgment, if awarded, would contain all collection rights and remedies available to the judgment holder. In April of 2003, the California Court upheld the indemnification claim for Muller-Smith and declared a judgment against Odyssey in the amount of $360,000, which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with Muller-Smith on April 21and sought settlement discussions with Muller-Smith. In a subsequent conversation on May 6, Muller-Smith refused the opportunity to continue settlement discussions. Muller-Smith notified the Company that an additional $100,000 was owed against the same claim. This increased amount was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full payment or entering into an amicable and affordable settlement arrangement, then the Company would be severely hampered in its ability to adequately manage the operations. The Company would expect to experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time and resources. The Company will need to seek alternate means of capitalization in order to meet not only its operating payments but also possible payments in settlement. There are certain remedies in the Company's attempts to perhaps confront the judgment and render the judgment unenforceable. These include, but may not me limited to, future possible discoveries, which may or may not be determined as acts of wrongful or criminal intent against the Company, fraudulent actions or similar wrongful activities. Presently there may be numerous activities surrounding this issue, such as depositions, claims and collection activities.

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
10.05 Employment Agreement with Johan Schotte, dated March 2, 1998  (10)
10.31 Convertible Note issued to Augustine Fund, L.P. in July, 1998  (12)
10.32 Asset Purchase Agreement between the Company and Kimon Mediaright KB,a Swedish limited partnership, dated July 14, 1998 (10)
10.33 Employment Agreement with Pierre Koshakji, dated March 2, 1998  (11)
10.34 Employment Agreement with Ian Jessel, dated December, 1998  (13)
10.35 Settlement Agreement with Stephen Greenwald, dated September, 1999  (13)
21.1 Subsidiaries of the Registrant  (3)
31.1 Officer's Certification Pursuant to Section 302 (14)
32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002  (14)

--------------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-4, File No. 33-34627.
(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 33-43371.
(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed April 12, 1995, File No. 0-18954.
(4) Incorporated herein by reference to the Company's Current Report on Form 8-K filed August 30, 1995, File No. 0-18954.
(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995, File No. 0-18954.
(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.
(7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.
(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-18954.
(9) Incorporated herein by reference to the Company's Registration Statement on Form S-1, File No. 333-20701.
(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997, File No. 0-18954
(11) Incorporated herein by reference to Amendment No. 1 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997, File No. 0-18954
(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998, File No. 0-18954
(13) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-18954
(14) Provided herewith.

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

                                                ODYSSEY PICTURES CORPORATION

Dated: October 23, 2003                         by: /s/ John W. Foster
                                                ------------------------------
                                                John W. Foster,
                                                President


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


New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
October 13, 2003


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
                                                                                 ================  ================  ===============





                                            The accompanying notes are an integral part of these financial statements

                                                                             F-4

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)
                                                   for the Fiscal Year Ending June 30, 2001, 2002, 2003
                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,691,646 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares of common stock                   (4,500,000)(450,000)  4,101,239   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
Net loss                                                                                                     (1,448,150) (1,448,150)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,762,558 $211,743 $35,624,038  $(33,782,452) $2,053,329
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares in consideration
     for financial services rendered                                         690,000    6,900     137,100                   144,000

Issuance of shares of common stock
     to equity investors                                                   7,939,481   79,395     836,605         2,899     918,899
Net loss                                                                                                    ( 1,920,123) (1,920,123)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Balance - June 30, 2002                   -        -         -        -   30,392,039 $298,038 $36,597,743  $(35,700,284) $1,195,497
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares of common stock
     to equity investors                                                   2,590,000   25,900      77,100             -     103,000
Net loss                                                                                                    ( 1,852,253) (1,852,253)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Balance - June 30, 2003                   -        -         -        -   30,982,039 $323,938 $36,674,843  $(37,552,537) $( 553,756)
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