Form 10-K/A
period 2002-06-30
ODYSSEY PICTURES CORP
filed 2003-11-14
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended June 30, 2002


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $8,469,736 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

As of June 30, 2002 there were outstanding 30,392,039 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

                          ODYSSEY PICTURES CORPORATION
                      Form 10-K/A Report for the Fiscal Year
                               Ended June 30, 2002

TABLE OF CONTENTS

PART I

Item 1.  Business............................................................ 2
Item 2.  Properties..........................................................11
Item 3.  Legal Proceedings...................................................12
Item 4.  Submission of Matters to a Vote of Security Holders.................15

PART II

Item 5.  Market for Registrant's Common Stock and Related
           Stockholder Matters...............................................16
Item 6.  Selected Financial Data.............................................16
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................16
Item 8.  Financial Statements and Supplementary Data.........................18
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................19

PART III

Item 10. Directors and Executive Officers of the Registrant..................19
Item 11. Executive Compensation..............................................20
Item 12. Security Ownership of Certain Beneficial Owners and Management......22
Item 13. Certain Relationships and Related Transactions......................23
Item 14. Controls & Procedures...............................................24

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....25

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

On March 6, 1996, the Company declared a reverse one-for-six stock split of its Common Stock (the "Reverse Split"), effective March 18, 1996. All share Odyssey Pictures Corporation amounts and per share prices reflected in this Report have been adjusted to give effect to the Reverse Split.

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

While continuing to develop and re-establish the Company's film distribution business, management's objective was to aggressively build a diverse, global media company independent in ownership from the major film and music companies. Management also sought to establish a group of domestic and international companies providing both content and distribution in film, music, publishing, sports, merchandising and other multimedia outlets. See "Business Narrative Description of Business - Business Strategy." On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey. On December 7, 2001 Pierre Koshakji resigned as director to pursue other interests. Mr. Koshakji is still involved with E3 Corporation in which the Company owns an interest. Mr. Koshakji is owed $202,500 in past compensation as well as reimbursement for some business expenses and outstanding loans. On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and was the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the company held a shareholders' election for the removal of its three directors, which included Media Trust, SA The Company demanded documentation of disbursements and expenses previously reported in the accounts of the Company. The Company pursued the control of the subsidiary and settlement of all accounts is presently underway. The Company has offset all undocumented expenses from prior management contracts and the resulting amounts were booked as expense or loss accordingly18. While the Company expects full recovery, a reserve for losses has been taken since the Company has adopted Statement of Financial Accounting Standards No, 5 (SFAS 5), and, since a loss contingency may exist in this matter.

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

(b)  Financial Information About Industry Segments.

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

During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued although efforts are maintained to recover values and perhaps trade in other capacities, which are and remain options from the former management. Odyssey has sought recoupment of the value of these assets perhaps through a profitable (or redeemable) transaction form former associates of the Company. It is the intention of the Company to seek another buyer within the year and perhaps make a sale of the assets, or liquidate the assets of the subsidiary in an orderly manner. In the case of the latter, the Company has made a reserve and has made significant write-downs of its valuation. A determination will be made during the year if no buyer or alternative manner of selling the assets is found.

Since the formation of OVO in March, 2000, the Company has made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. An interest in Purchase Pooling was acquired in February of 2000. In September of 2000, OVO (a subsidiary of the Company) through a common relationship within the two entities of Purchase Pooling and Edge Technologies, (EDGE is a major investor in Purchase Pooling) determined that it would be profitable to acquire, through a stock swap, 264,000 shares in Edge Technology. This resulted in a 30% ($150,000) devaluation of the Purchase Pooling investment and a $150,000 basis for the Edge investment. This "dollar for dollar" transaction resulted in no gain or loss was reported in the issuance of the shares from Edge. This transaction was treated only as an extension of investments into other technology-related entities and that management at the time determined that it would be best to exercise diversity in investments when it was limited on capital.

Development In April, 1999, the Company purchased an option with the right of first refusal to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action-packed semi-biographical martial arts love story. Prior management owned an indirect 50% equity interest, through its affiliated companies, in Red Sun Productions, Inc., the rights holder of "HARA". In April of 2000, the Company made a refundable advance of $60,000 towards the acquisition of the exclusive rights to exploit the film worldwide, when completed. This advance was made with the intention of producing the project into a feature length movie based upon the prospects of new financing for productions becoming available. As of June 30, 2001, the financing has not become available and the project remains in script form, but is registered as an asset of the Company under the classification of "deposits". It was prior management's intention, at the time, to package and finance the film project. During the course of the next year, there was a transition in management and, as well, a significant change in the economics of film financing. It became known that the prior management did not have the financing available for this project. New management determined that it could not sustain the risks involved with financing such a project and, requested that the deposit be returned. New management has experience in the industry risks and further determined that future financing may not become available for this project for a number of reasons; some being the fact that the script itself would need substantial expense in rewrites and would need to re-evaluated at a later date; there will be no assurance that this particular genre of story will be marketable at that time in the future; unknown elements may exist on the actual claim of rights, the Company could not determine a true cost for a completed product. Therefore, there would be no revenue results from which the Company could rely upon without spending more funds. Management may decide to abandon the project altogether. Under the latest accounting guides as issued under Statement of Position (SOP) 00-2, which presents new accounting, reporting, and disclosure requirements for the motion picture industry, if it is determined that a property in development will be disposed of, the entity should recognize a loss on these costs by charging them to the current period income statement. The Company did issue a demand for the return of the deposit and a reserve will be made for the prospect of a loss against receiving the deposit in return.

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

In connection with the change of control in March, 1998, the Company acquired an 18% equity interest in each of two corporations affiliated with Mr. Schotte, 1) E3 Sports New Mexico, Inc. which is the owner of the Albuquerque Geckos, a second division professional soccer team in New Mexico (subsequently transferred to Sacramento), and the other of which is a consulting company in Luxembourg ("Media Trust"). The Company issued one-year notes in the aggregate amount of $450,000 in consideration of the purchase of the equity interests in these companies. (In June, 1999, the Company satisfied $135,000 of these notes, and the accrued interest thereon of $27,225, by the issuance of 348,721 shares of the Company's restricted common stock valued at $.465 per share). The Company's equity interest in the entity which owns the professional soccer team has been diluted by half, or to 9%, as a result of a capital increase/call in which the Company did not participate. The company that owns the soccer team has declared bankruptcy and the assets of E3 Sports are stock and a note in a bankrupt company. Pursuant to this occurance Odyssey has reserved all of this investment as a loss. Media Trust S.A. is a Luxembourg business entity and the Company has made demand for financial information on the investment. A reserve has been set for this investment due to the lack of financial reporting since the inception of the investment. The Company has obtained legal representation in Brussels on this matter.

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

On August 29, 1996, the Company entered into an agreement with Kinnevik Media Properties, Ltd. ("Kinnevik"), pursuant to which the Company agreed to grant to Kinnevik subdistribution rights in, and to sell to Kinnevik other distribution rights to, certain films in the Company's film library. In exchange for these rights, the Company received a total cash consideration of $1,075,000, payable $500,000 on closing, $275,000 six months after closing, and $300,000 eighteen months after closing. In addition, the Company retained a continuing right to receive revenues from certain films, valued by management at a minimum of approximately $150,000. As part of the transaction, the Company granted 100,000 stock options to Kinnevik, exercisable over a three year period at the bid price of the Company's common stock in effect on August 5, 1996 ($.625). The transaction with Kinnevik closed on October 7, 1996.

Recent Financings

In August, 1998, three unaffiliated investors loaned 4,000,000 Belgian Francs (approximately $100,000) and receivedone year convertible notes with interest at 10% per annum (the notes are convertible at a 15% discount to the market price). The notes have been extended through to September 30, 2001 In September 1998 an unaffiliated third party loaned $25,000 to the Company and received a six-month note with interest at 10% per annum. Thereafter, the lender agreed to a six-month extension on the note (through September, 1999) in consideration of an increase in the interest rate on the loan to 12% per annum, and the issuance of 12,500 common stock purchase warrants at $1.00 per share, exercisable through the year 2004.

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

In March, 1996, a class action complaint was filed against the Company entitled Dennis Blewitt v. Norman Muller, Jerry Minsky, Dorian Industries, Inc. and Communications and Entertainment Corp. The complaint seeks damages in connection with the Company's treatment in its financial statements of the disposition of its subsidiary, Double Helix Films, Inc. in June, 1991. The complaint seeks unspecified damages on behalf of all persons who purchased shares of the Company's common stock from and after June, 1992. A second action, alleging substantially similar grounds, was filed in December 1996 in Federal Court in the United States District Court for the Southern District of California under the caption heading "Diane Pfannebecker v. Norman Muller, Communications and Entertainment Corp., Jay Behling, Jeffrey S. Konvitz, Tom Smith, Jerry Silva, David Mortman, Price Waterhouse & Co., Todman & Co., and Renato Tomacruz." Following the filing of the second action, the first action was dismissed by stipulation in May 1997. The Company filed a motion to dismiss the complaint in the second action and after a hearing on the motion in July, 1997, the Court dismissed the federal securities law claims as being time-barred by the applicable statute of limitations, and dismissed the state securities law claims for lack of subject matter jurisdiction. The lower court's dismissal of this action was upheld on appeal by the Ninth Circuit. The case was refiled in California state court in August 1998. The Court granted motions to dismiss two of the complaints filed by the Plaintiff, whereupon a third complaint was filed. More recently, a fourth amended complaint has been filed adding claims that the defendants, including the Company, violated provisions of the California Securities Laws. There was no trial date set in this matter. In a related action, Thomas Smith and Norman Muller, former directors of the Company and co-defendants in the Pfannebecker matter, filed an action against the Company in the Los Angeles Superior Court seeking indemnification from the Company in connection with their status as defendants in the Pfannebecker matter. The Company intends to defend this action on the grounds that Messrs. Smith and Muller committed wrongful acts as directors of the Company and failed to comply with various fiduciary obligations to the Company. The Company has met on several occasions, through its legal counsel, to discuss and answer certain attempts at settlement. Due to the nature and complications of this suit, matters have generally been very slow to receive response to. In June of 2002, the Plaintiff, along with the defendants and Odyssey's Counsel, attended a hearing on the merits of the Class Action Status. The judge ruled in favor of the defendants in that there were no grounds to continue this case as a class action. Subsequently, Odyssey was able to receive a dismissal of this case. Odyssey, at the same time, entered into settlement discussions with respect to any claims of indemnification. As for Mr. Muller and Mr. Smith, the company intends to further clarify its stand on its position within the company as earlier noted. Should settlement discussion fail, and the Company is not able to provide an amicable solution to this matter of indemnification and reimbursement of expense (claimed to be in excess of $350,000) or if Odyssey shall not be able or lose its defense against Mr. Muller and Mr. Smith, then the result could be a entry of judgment in the favor of Mr. Muller and Mr. Smith. A judgment, if awarded, would contain all rights and remedies available to the judgment holder The Screen Actors Guild ("SAG") has also asserted that there are amounts owing to several actors arising out of "Down Range." In September, 1999, SAG obtained an arbitration award against Down Range for a total amount of $96,183, inclusive of salaries to the actors, pension and health contributions and late fees. Down Range was also ordered to pay $200 to the arbitrator. Additionally, there were two actors, Corbin Bernsen and Jeff Fahey, who had pay-or-play contracts. The outcome of these contracts and the actors' claims have not been resolved. There has been no activity on this matter from any source or other assertions as of the close of business on June 30, 2002.

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

Although a payment schedule has not been determined until the Company can, or is able to, adhere to one, the parties have been working amicably to afford payments on an "as available" basis and, from time to time, have issued certain reports and updates in order to maintain constant contact with Mr. Jessel on the activities within the Company. There is and remains a risk, however, that if the sum total of the payment is not paid or satisfied, or becomes significantly past due and if Mr. Jessel may cease to coordinate with the Company (or vice versa) then there could be enforcement of an allowed judgment. The amount of this judgment could in excess of $375,000 plus interest accrued. If such enforcement would be acted upon, then all rights and remedies afforded to a judgment holder shall become effective and expose Odyssey to the collection of said judgment. In this case, the Company would face significant expense in attempting to defend or protect the judgment from being filed and such an instance would require substantial management time and cash from operations to accommodate such an action.

Dennis Morgan commenced an action against the Company in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music division to be established by the Company and that such oral agreement was intended to be confirmed in writing but never was. Mr. Morgan brought claims against the Company and others for the purported breach of an oral agreement, purported breach of an implied agreement, fraud and fraudulent conveyances. The Company has served written discovery and is awaiting responses to interrogatories and the production of documents. The Company contends that there was no employment relationship with, nor any monetary commitments to, Mr. Morgan, and that it committed no breach or wrongdoing. A trial; date was set for this matter. The parties began discussing settlement terms in order to alleviate the costs of ongoing litigation. As of the end of June, 2001, the Company entered into preliminary settlement and expects satisfy any outstanding complaints. The company has made payments towards this settlement and shall continue to pay on a promissory note basis. As of June 30, 2002, the company had made payments towards the balance of the settlement. Subsequently, the company and Mr. Morgan have made a payment arrangement, which involves a period of time in structured payments. Although a payment schedule has not been determined until the Company can, or is able to, adhere to one, the parties have been working amicably to afford payments on an "as available" basis and, from time to time, have issued certain reports and updates in order to maintain constant contact with Mr. Morgan on the activities within the Company. There is and remains a risk, however, that if the sum total of the payment is not paid or satisfied, or becomes significantly past due and if Mr. Morgan may cease to coordinate with the Company (or vice versa) then there could be enforcement of an allowed judgment. The amount of this judgment could in excess of $175,000 plus interest accrued. If such enforcement would be acted upon, then all rights and remedies afforded to a judgment holder shall become effective and expose Odyssey to the collection of said judgment. In this case, the Company would face significant expense in attempting to defend or protect the judgment from being filed and such an instance would require substantial management time and cash from operations to accommodate such an action.

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

There is a pending litigation from another law firm in Los Angeles, Arter & Hadden LLP, which is from representation in the above suits prior to specific counsel moving to another firm, which is currently representing the Company. It is the Company's intention to pay or settle this amount as and when it is economically feasible to do so. The amount due is $30,000.

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

Common Stock
                                    Fiscal 2000      High      Low
                                    -----------      ----      ---
                                    First Quarter    $ .69    $.49
                                    Second Quarter   1.11      .45
                                    Third Quarter    1.19      .75
                                    Fourth Quarter   1.55      .94

                                    Fiscal 2001      High      Low
                                    -----------      ----      ---
                                    First Quarter    $1.52   $1.09
                                    Second Quarter   1.38      .50
                                    Third Quarter    1.00      .34
                                    Fourth Quarter    .45      .33

                                    Fiscal 2002      High      Low
                                    -----------      ----      ---
                                    First Quarter    $ .38    $.15
                                    Second Quarter    .34      .10
                                    Third Quarter     .61      .31
                                    Fourth Quarter    .47      .12

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

For the Years Ended June 30,
----------------------------
                                                                       2002     2001      2000     1999
                                                                       ----     ----      ----     ----
Income Statement Data
Revenues                                                               $ 167     $ 4     $ 146    $ 288
Income(loss) from continuing operations                                 (542) (1,449)   (1,208)  (1,388)
Income(loss) from discontinued operations                             (1,378)     --        --       --
Net income (loss)                                                     (1,920) (1,449)   (1,208)  (1,388)
Per Share Data*
Income(loss) from continuing operations                                (.024)   (.08)     (.09)    (.22)
Income(loss) from discontinued operations                              (.066)     --        --       --
Net income (loss)                                                       (.09)   (.08)     (.09)    (.22)
Cash dividends -- -- -- --
Weighted average shares                                               22,540  17,214    13,103    6,459
Balance Sheet Data
Film costs                                                             3,638   3,923     4,095    4,378
Total assets                                                           4,921   5,796     5,936    5,439
Indebtedness                                                           3,725   3,743     2,869    1,192
Shareholders' equity                                                   1,196   2,053     3,067    2,161

NOTE: Per share data and weighted average shares for all periods have been restated to reflect the effect of a one-for-six reverse stock split in March 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

Years Ended June 30, 2002, 2001 and 2000

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

Revenues  for the  twelve  months  ended June 30,  2002  increased  to  $168,615 compared to $3,706 for the twelve months ended June 30, 2001 and $146,485 for the period ending June 30, 2000. Primarily, this was the first results of the selling and licensing of its library of films and in reviving some of its contacts from the prior activity of distribution. The latter part of this year, the Company had several new films ready to be made available for delivery during the first two quarters of the new year. These new films came from independent sources with which the Company and new management had made arrangements, in an effort to acquire or license newer productions for possible recognition into the Company's markets. In addition, the company is in post production for several more film projects recently acquired. The Company has an advantage, through a captive vendor, (JL Media Services LLC) to allow for the post production services to be used as a method of acquiring films for no money as an advance. The Company uses the services of the vendor to afford the completion of films that may need completion work in exchange for the international (or all worldwide) rights in selling the product for a fee. This increase is also related to activities with the film library as well as new marketing from present management, specifically, the attendance at new festivals and markets and the additional tools of promoting through its internet site (www.odysseypix.com).

Costs related to the revenues decreased to $106,050 for the twelve months ended June 30, 2002 as compared to $152,953 for the twelve months ended June 30, 2001 and $140,580 for the same period ending Jun 30, 2000.

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

Selling, general and administrative expenses decreased by $128,218 to $604,526 for the twelve-month period ended June 30, 2002 from $ 732,744 for the comparable period ending June 30, 2001. For the period ending June 30, 2000, the same expenses were 1,136,617. This decrease is primarily due to corporate overheads being reduced in outside areas. More particularly, the company ceased its off-shore office lease and the travel related thereto as well as no longer having an additional officer expense. Since the change in management control in July of 2001, new management has undertaken several steps to reverse unfavorable results. The company developed a recapitalization program with members of its board and also received assistance from current shareholders. The Company was able to acquire several feature film products and has entered into an arrangement with selling agencies to assist in its marketing efforts for the international territories. In addition, the company has developed relationships whereby it will be able to add to sales efforts in the North American markets of Video and DVD sales on a direct basis. The Company has also engaged new managerial staff to further assist in its future performance.

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

At June 30, 2002, the Company held approximately $3,675 of cash. In the past fiscal year, management has taken steps to fund the Company's operations primarily through private placements of the Company's common stock with offshore investors. The Company also received financial support from another company (JL Media Services LLC, an affiliate of an officer) in offsets to overheads and interim loans, which are secured by the Company's assets. The Company has received commitments from other outside and offshore investment groups and individuals who will assist in the financial support for growth and in its efforts to regain market awareness. The Company has made progress in obtaining additional funds, but does have a significant requirement for further outside funds in order to retire its debts and potential contingencies as noted earlier. The Company faces a very difficult avenue on acquiring additional funds at a time when it is also attempting to gain revenue from its present and past assets. In addition, economic conditions in the overall entertainment markets in which the Company is exposed to (the Independent Markets) involve significant issues that create added timing to get to market, preparation of product, acceptance by International and Domestic buyers, and timely payment form those buyers. It is uncertain the economy's recovery from the downturn that began in calendar 2001 and the demand for our services and product will result in "ready cash" being available in the future. Without added financing through equity and/or debt, the Company is at risk in maintaining its day-to-day existence as well as affording its plans for market entry of its product and timely delivery. There can be no assurance that we would be able to obtain financing or that such financing would be available on terms acceptable to us.

The following table reflects the Company's near and long term obligations as reflected on the balance sheet and other amounts for which the company may become obligated (off-balance sheet)

                               TABLE OF CONTRACTUAL OBLIGATIONS AND DISCLOSURE
------------------------------------ ------------- ---------------- --------------- ---------- ----------
        Account Description             Total        Less than 1      1-3 Years     3-5 Years    More
                                                        Year                                    than 5
------------------------------------ ------------- ---------------- --------------- ---------- ----------
Structured Payment Obligations         732,299         90,000          642,299          -          -
Leased Equipment / Purchases             -0-              -               -             -          -
Secured and Affiliate Obligations      427,871         160,000         267,871          -          -
Obligations to Leased Premises         122,400            -            122,400          -          -
MG Obligations                         230,584            -            230,584          -          -
Notes and Loan Obligations            1,051,713       1,051,713           -             -          -
Accrued Salaries and Contract
 Obligations                           405,080         405,080            -             -          -
Other Term Liabilities Reflected
 on the Balance Sheet                  329,140            -            329,140          -          -
Other Contingencies Not Reflected
 on the Balance Sheet                  250,000         250,000            -             -          -
------------------------------------ ------------- ---------------- --------------- ---------- ----------

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

Item 11. Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the four most highly compensated executive officers who were executive officers as of June 30, 2002, and other significant employees for whom inclusion in the following table would be required but for the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year: Summary Compensation Table
Summary Compensation Table


                           Annual Compensation
                           ----------------------------------------      Long-Term Securities
Name and         Fiscal               Other             Annual            Underlying All Other
Position          Year               Salary       Bonus Compensation    Options  Compensation
                  -------- ---- ------ ----- ------------ ------- ------------

John Foster       2002 168,000      --      --                --                --
President /CEO    2001 156,000      --      --                --                --
                  2000  49,250      --      --                --                12,312


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

Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control
Arrangements.

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

--------------------------------------------------------------------------------
Name of           Status            Shares                    Percentage of
Beneficial Owner                    Beneficially Owned        Class
================================================================================
Patrick Speeckaert         Director         2,000             Less than 1%
John Foster                Director,        2,000             Less than 1%
President/CEO
Jean-Marie Carrara         Director         2,000             Less than 1%
Kjell Larsson              Director         1,868,055         6.6%
Peter Bucher               Director         -0-               -0-
--------------------------------------------------------------------------------
All Executive Officers
& Directors As
A Group (5 Persons)                         1,874,055         6.8%
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

During the fiscal year ended June 30, 2000, Mr. Koshakji loaned the Company approximately $2,500, with such loan bearing interest at the rate of 18% per annum (the same interest rate being charged to Mr. Koshakji for such funds). In April, 1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action martial arts love story and was expected to start pre-production in January, 2001. Former Management of the Company owns an indirect 50% equity interest in Red Sun Productions, Inc., a production company, which owns all rights to the film "HARA." As was mentioned ealier (Subsidiary Operations, Development April 1999). The determination of the disposition of this advance has not been decided upon as of the close of business on June 30, 2002 although the Company wishes to seek its refund on any outstanding advances in general. Commencing in January of 2000, the Company accrued rent expense at the rate of $1,000 per month for the use of office space in Luxembourg which is owned by Media Trust, S.A, a company affiliated with Mr. Schotte, the former CEO and Chairman of the Company. As of June 30, 2002, there are no outstanding balances owed in relation to this rent expense and the company has no further agreement for lease of rental space under this former arrangement.

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

Item 14. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2002. There have been no significant changes in our internal control over financial reporting during the 2002 calendar year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K/A.

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

                                                ODYSSEY PICTURES CORPORATION

Dated:  November 14, 2003                        by: /s/ John W. Foster
                                                ------------------------------
                                                John W. Foster,
                                                President


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

New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
November 1, 2002



                                       ODYSSEY PICTURES CORPORATION
                                        Consolidated Balance Sheets

                                                                       June 30,     June 30,
                                                                         2002         2001
                                                                     ------------ ------------
                        Assets:
Cash                                                                   $  3,675       $ 2,163
Accounts receivable, net of allowances
of $58,415 and $0                                                       267,587        87,406
Notes receivable                                                              -       112,682
Advances in Films and Ventures                                           56,900       181,925
Other Assets, Prepaid and Deposits                                      166,500       409,706
                                                                     ------------ ------------
TOTAL CURRENT ASSETS                                                 $  494,662   $   793,882
                                                                     ------------ ------------
Film Properties:
Filmzone, Hallmark and Kimmon Assets                                  4,311,024     4,037,818
Amortization and Depreciation                                          (474,322)     (296,338)
                                                                     ------------ ------------
TOTAL FILM PROPERTIES                                                 3,836,702     3,741,480
                                                                     ------------ ------------
Other Assets:
Production in Progress                                                    4,500             -
Affiliates and Subsidiaries                                             584,916     1,261,833
                                                                     ------------ ------------
TOTAL OTHER ASSETS                                                      589,416     1,261,833
                                                                     ------------ ------------
   TOTAL ASSETS                                                     $ 4,920,780   $ 5,797,196
                                                                     ============ ============

                        Liabilities:
Accounts payable                                                        890,037       665,420
Structured Payments and Other Payables                                  503,910       482,563
Accrued Interest Accumulated                                            228,021       226,414
Deposits and Other                                                      235,584       250,000
Other Accrued Liabilities and Reserves                                  360,733       511,460
                                                                     ------------ ------------
TOTAL CURRENT LIABILITIES                                             2,218,286     2,135,857

Other Liabilities:
Short Term Loans                                                         45,000       200,000
Other Notes Payable                                                   1,118,851       805,674
Contract Liabilities                                                    343,151       600,044
Long Term Debt                                                                -             -
                                                                     ------------ ------------
TOTAL OTHER LIABILITIES                                               1,507,002     1,605,718
                                                                     ------------ ------------
    TOTAL LIABILITIES                                               $ 3,725,287   $ 3,741,578
                                                                     ============ ============

                       Shareholders' Equity:
Preferred stock, par value $.10                                               -             -
  Authorized - 10,000,000 shares
Preferred stock, Series B, par value $.10                                     -             -
  Authorized - 10,000,000 shares

Common stock, par value $.01;
 Authorized - 40,000,000 shares
 Issued and outstanding (net of treasury shares)-
 28,033,705; 21,174,340                                                 298,038       211,743
Accumulated deficit                                                 (33,760,164)  (32,332,011)
Capital in excess of par value                                       36,597,743    35,624,038
Current net income                                                   (1,920,123)   (1,448,150)
                                                                     ------------ ------------
Total shareholders' equity (deficit)                                  1,195,494     2,055,620
                                                                     ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $ 4,920,781   $ 5,797,196
                                                                     ============ ============

             The accompanying notes are an integral part of these financial statements.

                                               F-2


                               Odyssey Pictures Corporation
                          Consolidated Statements of Operations
                               For the fiscal year ending
                               6/30/2002 and Two Years Prior
                                                                2002           2001         2000
                                                              ------------ ------------ ------------
Revenue                                                       $ 168,615      $ 3,706     $ 146,485

Expenses
Costs related to revenues                                       106,050      152,953       140,580
Officers salaries and expense                                   271,839      156,763       559,250
Selling, general and
administrative expenses                                         332,687      555,981       667,367
                                                              ------------ ------------ ------------
                                                                710,576      885,697     1,277,197
                                                              ------------ ------------ ------------
Operating income (loss)                                        (541,961)    (881,990)   (1,130,712)
Other income (expenses)
Litigation settlements and legal fees                          (126,789)    (471,236)           --
Reserves for losses on investments                             (709,222)          --            --
Financing fees                                                 (384,127)     (38,148)           --
Interest income 138                                                           12,001        25,944
Interest expense                                               (158,070)     (68,776)     (103,063)
Foreign Currency translations                                       (92)          --            --
                                                              ------------ ------------ ------------
Income (loss) from operations
before provision for income taxes                            (1,920,123)  (1,448,150)   (1,207,831)
Provision / Benefit for income taxes                                 --           --            --
NET INCOME (LOSS)                                          $ (1,920,123) $(1,448,150)  $(1,207,831)
                                                              ============ ============ ============
Basic income (loss) per share                                     (0.09)       (0.08)        (0.11)
Weighted average common
shares outstanding                                           22,540,417   17,213,988    11,093,198
                                                              ============ ============ ============
Diluted income (loss) per share                                   (0.09)       (0.08)        (0.11)
Weighted average common
shares outstanding                                           22,540,417   17,213,988    11,093,198
                                                              ============ ============ ============

               The accompanying notes are an integral part of these financial statements.

                                                 F-3



                                    Consolidated Statements of Cash Flows
                        For the Fiscal Year Ending 6/30/200220 and Two Years Prior

                                                                           For the Years Ended June 30,
                                                                           2002         2001         2000
                                                                       -----------  -----------   -----------

Cash Flows From Operating Activities:
Net income (loss)                                                      $(1,920,123) $(1,448,758) $(1,207,831)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Amortization of film costs                                                 102,695      107,664      303,388
Additions to film costs                                                    182,814           --       30,583
Other depreciation and amortization                                         75,000       27,080           --
Issuance of shares of common stock in consideration
for services rendered                                                      144,000           --           --
Changes in assets and liabilities:
Accounts receivable, net                                                  (184,681)     116,627       25,101
Notes receivable and advances                                              112,682      119,449
Prepaid expenses and other                                                 (12,500)      40,200       70,000
Accounts payable and accrued expenses                                       (7,999)     400,448      (13,967)
Structured payments and accrued management contracts                      (103,658)    (631,002)     678,123
Accrued interest                                                             1,607      (63,217)
                                                                       -----------  -----------   -----------
Net cash used in operating activities                                   (1,610,163)  (1,387,740)     (58,371)
                                                                       -----------  -----------   -----------
Cash Flows From Investing Activities:
Acquisition of fixed assets and interim investments                        (19,419)         --      (544,500)
Subsidiary Activity (including reserves for losses)                        601,917     (179,668)
                                                                       -----------  -----------   -----------
Net cash used in investing activities                                      582,498     (179,668)    (544,500)
                                                                       -----------  -----------   -----------
Cash Flows From Financing Activities:
Net proceeds from private placement sale of common stock
(excluding stock issued for services)                                      916,000      405,000    1,153,490
Net proceeds/payments - notes and loans payable                            113,177    1,133,356     (524,120)
                                                                       -----------  -----------   -----------
Net cash provided by financing activities                                1,029,177    1,538,356      629,370
                                                                       -----------  -----------   -----------
Net increase (decrease) in cash                                              1,512      (29,052)      26,499
Cash at beginning of period                                                  2,162       31,214        4,715
                                                                       -----------  -----------   -----------
Cash at end of period                                                      $ 3,675     $  2,162     $  31,214
                                                                       ===========  ===========   ===========

                 The accompanying notes are an integral part of these financial statements.

                                                   F-4

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)
                                                   for the Fiscal Year Ending June 30, 2000, 2001, 2002
                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,691,646 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares of common stock                   (4,500,000)(450,000)  4,101,239   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
Net loss                                                                                                     (1,448,150) (1,448,150)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,762,558 $211,743 $35,624,038  $(33,782,452) $2,053,329
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares in consideration
     for financial services rendered                                         690,000    6,900     137,100                   144,000

Issuance of shares of common stock
     to equity investors                                                   7,939,481   79,395     836,605         2,899     918,899
Net loss                                                                                                    ( 1,920,123) (1,920,123)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Balance - June 30, 2002                   -        -         -        -   30,392,039 $298,038 $36,597,743  $(35,700,284) $1,195,497
                                    ======== ======== ========= ======== =========== ======== ============ ============= ===========





                       The accompanying notes are an integral part of these financial statements.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

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

     Summary of  Significant Accounting Policies:

a. Risks and Uncertainties: As is inherent in the Company's business, there are many and varying risks and uncertainties. This is including the Company's limited abilities to generate profitability over the past several years, its unproven business model and the many changes that have been experienced in the foreign markets (as to buying and government imposed limitations, along with the changes in foreign demand for the company's product), the Company has to depend on various alternatives that may be presently unknown in nature. The Company's success will depend upon the resurgence of the independent product, its ability to expand into other areas of distribution (such an CD recordings, DVD's and Video markets) and other methods of broadcast (such as Cable, secure internet access, direct satellite transmission) and whatever may be or become available to independents during the course of future business.

b. Reclassifications: Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

ODYSSEY PICTURES CORPORATION
Notes to Consolidated Financial Statements:

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

Revenues from foreign theatrical, home video, television and pay television licensing contracts are recognized when the film is available for exhibition by the licensee and when certain other conditions are met. Revenues from domestic theatrical distribution of films are recognized as the films are exhibited. Virtually all of the Company's revenues for the period ended June 30, 2002, 2001, and 2000, were from foreign distribution rights and continuing ancillary revenues, such as foreign income from soundtracks or other revenue not previously accounted for (known as "residuals") relating thereto.

Revenue is recognized in accordance with the provisions of SoP-002 and SAB 101. The Company licenses certain film rights through international distribution agreements either on a direct commission basis or that may require the payment of minimum license fees known as "Minimum Guarantees" ("MG's"). The MG's are typically payable on delivery and acceptance by the Company of the respective completed film and these MG's may be subject to further increase based on the actual distribution results in the respective territory. Minimum Guarantees related to contracts which contain hold-back provisions precluding the distributor from exploiting secondary markets until certain time periods have lapsed are allocated across those markets and recognized as revenue when each hold-back provision expires. As of the close of business in June 30, 2002, the Company had no films in distribution that require an MG nor were in a "hold-back" restriction.

Revenue allocated to the primary market, usually the theatrical market (which the Company is rarely involved with), is recognized as revenue on the date the completed film is available for exploitation in the related territory and certain other conditions of sale have been met pursuant to criteria specified by SoP-002.

Cash payments, advances or other fees are recorded as and when collected, unless all the conditions of revenue recognition have not been met. In the case of the latter, revenues are recorded as deferred revenue until all conditions are met.

d) Film Costs:

Film costs include (1) development cost, (2) cost of production, (3)investment in distribution rights, and (4) marketing and distribution expenses. Film costs are amortized, subject to the adoption of the new accounting standards as noted herein, and estimated residual and participation costs are accrued, on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total ultimate gross film revenues from all sources. Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Ultimate revenue and cost forecasts for films are periodically reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a film will result in an ultimate loss, additional amortization is provided to fully recognize such loss.

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

ODYSSEY PICTURES CORPORATION
Notes to Consolidated Financial Statements:

According to the new standards, the following changes in accounting have been adopted:

* Advertising and marketing costs, which were previously capitalized to investment in films and television programs on the balance sheet and amortized using the individual film forecast method, are now expensed the first time the advertising takes place.
* The capitalization of production costs is limited to revenue that has been contracted for in the applicable markets until such time as the criteria for recognizing revenues are met. Note, this is also applicable to secondary markets, or reissue of product (after original license contracts have expired).

Revenue recognized from ancillary markets is recorded at the time of receipt, and it is not traditionally included within the estimates of revenue with a particular project's primary release, and may not ever become a realized revenue, or the Company did not have those rights to exploit within its distribution network.

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

f) Earnings (Loss) Per Share:Earnings (loss) per share are computed using the weighted average number of common shares outstanding during the respective periods.

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

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

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

Under staff accounting Bulletin 74 (SAB 74) the Company is required to disclose certain information related to other new accounting standards, which have not yet been adopted due to delayed effective dates.33 2. Changes in Management
Control:

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

3. Results of Operations and Management's Plans:

The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the company has embarked on an aggressive capital campaign and has been in development for determining it's most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and US Home Video markets. Since July 2001, new management has embarked on a program to reverse the unfavorable results, by significantly reducing overhead and taking steps to rebuild revenues. Net loss for the recent periods has been due to the delay in receipt of revenue and getting to the markets at the time the availability to release the films coproduced or otherwise acquired for distribution (which results are recorded in the Company's Film Costs). In December the Company did enter into an exclusive distribution agreement with a library of - films. The company has just begun the process of marketing this library, which includes the development of sales materials, creating descriptive listing sheets for licensees and to seek foreign sales representatives. One sales representative is under contract for the Scandinavian market. The company attended its first film market in several years in Los Angeles and rejoined its affiliation with the American Film Marketing Association in 2002. The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Dallas, Texas and as of December 31, 2001, the Company had five full-time employees, consisting of Mr. Foster, the CEO and President, and Mr. Cole as Vice President of Finance and corporate secretary, and two production-administrative assistants. The Company also engaged several professionals in sales and film acquisition on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

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

New management and new board members have had a limited period of time with which to work together and evaluate the business and prospects. The Company's operating history, coupled with the emerging nature of new markets for independent films and other forms of broadcast as well as new technologies in Internet-delivered Filmed/Video content, were either not available or built upon in prior years, as may have been with other similar companies. Past economic downturns in the Foreign markets and an overall decline in the independent markets in general makes predicting future operating results difficult. In addition, the Company's Licensee prospects must be considered in light of the uncertainties encountered by past negative experiences with the Company. Although management and certain board members have experience in providing market expertise and positive results, this activity, along with the rapidly evolving markets, (specifically for delivery of Filmed/Video content over the Internet, from which the Company developed a joint venture with Kasstech, Inc. as noted earlier), may create unknown and uncertain results. The result is the Company's exposure to certain risks which, as summarized, include the Company's ability to:

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

The above elements make prediction of future revenue difficult. There are no assurances that the Company will be able to predict our future revenue accurately. Because the Company has had a significant amount of restoration of client base, films product and delivery methods, revenue has suffered. Turnaround of assets acquired have been delayed (as earlier mentioned). The Company's films are not obsolete, unsaleable or marketable and, therefore, have not had to accelerate removal of asset values or additional write-offs. The reason for this is due to offers, considerations of contracts, inquiries from past customers ("Licensees") and other relationships that management has had in the past with Licensees, and the opportunities that exist in development of new contacts and applying the Company's assets to new emerging markets.

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

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

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

4. Acquisition of Film Assets:

On July 14, 1998, the Company entered into an Asset Purchase Agreement through a Preferred stock issue with Sweden based Kimon Mediaright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. On February 26, 2000, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation, which was due to an alteration of the original agreement dated July 14, 1998 whereas a "dollar-for-dollar" exchange was reduced for purposes of re-evaluating Filmzone.com (a domain name with other possible services that the Company can use in its sales efforts) was undertaken, According to the valuation, an average discount was made on the exchange resulting in an exchange to .91 per share. This conversion was not related to any inducement offer by the Company, however, we due to the re-evaluation of the acquisition itself and was exercised to the benefit of the Company.36 Therefore there were 4,101,283 shares issued for the 4,500,000 Preferred Shares. Since the transaction from July 1998 was adjusted to the above discount along with certain "bonuses" and other considerations being rescinded, the shares were required to be issued with the restrictions that accompany new stock issues. All schedules related to the transaction, such as the accounting for the asset of Filmzone.com (which resulted in a deduction of the Kimon Library and an equal allocation to the asset of Filmzone) and the amortization of both the Kimon Library and Filmzone were properly allocated according to GAAP accounting guidelines.

In May of 2002 the company entered into an agreement to distribute certain films from a local supplier. The company engaged in its first marketing of film product that it had acquired for sales and licensing for markets beginning June 2002.

5. Income Taxes:

At June 30, 2002, the Company had a net operating loss carry forward of approximately $35,700,287. Effective as of the beginning of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (known as "SFAS 109"), on a prospective basis. SFAS 109 requires the Company to change its method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax liabilities and assets are recognized for the tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. There were no significant changes by the adoption of this method. The utilization of approximately $4,900,000 of these losses in future periods is estimated by the Company to be limited to approximately $350,000 per year (the "annual earn out limitation"). The use of these tax losses to offset against any future gains in any one tax year may be limited if a change of control is deemed to occur per United States tax regulations. As Management does not possess a majority of the outstanding stock they cannot affect the occurrence of a change of control event. The company has not filed a tax return since 1993 and is currently in the process of completing all tax returns.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

6. Notes and Loans Payable:

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

7. Agreements to Satisfy Certain Liabilities Through Issuance of Common Stock During the quarter ended March 31, 2002, the Company satisfied consulting fees for investment banking services related to past private placements with warrants to purchase 500,000 shares at a price of 25 cents per share expiring on December 12, 2003 to a private party. Pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 123 (SFAS 123), and in concert with the requirements issued in the Emerging Issues Task Force 96-18 (EITF 96-18), there was no charge to the issuance of the warrants since, firstly work that was performed was charged in the issuance of shares of stock (see below) and, secondly the warrants were issued only as an inducement for future consultancy issues, if requested by the Company and, lastly, certain market conditions relate to achievement of a specified market target price. With respect to this same party, services were expensed in this quarter ending March 31, 2002 totaling $150,000 by the issue of 500,000 shares of unregistered restricted shares of stock. According to the Company's adoption of Financial Accounting Standards No, 123 (SFAS 123), and in concert with the requirements issued in the Emerging Issues Task Force 96-19 (EITF 96-19), a mutual fair-market valuation was placed on the issuance and approved by management. This issue resulted in single expense charged to services for the specified period.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

8. Commitments and Contingencies:

Lease Commitments: The Company conducts its operations out of sub-leased premises at 16910 Dallas Parkway, Suite 104, Dallas, Texas 75248, which consists of approximately 2,500 square feet. The premises are presently being made available to the Company as a sublease by another company related to Mr. Foster, named JL Media Services LLC. Rent expense for the space is $ 2,500 per month, with a $2,500 deposit and will continue for a period of five years, to March 1 of 2006. During the fiscal year ending June 30, 2002, the lease payments increased per the master lease agreement for expense allotments (approximately $2457 annually), which totaled an aggregate of $40,935 as compared to $34,094 for the same period ending 6-30-01. 42The Company has storage facilities to store its older records and film materials and leases on a month-to-month basis of $577 each month. Earlier in the year, the company consolidated its storage space and the rental is now $395 per month. The company has no other outstanding lease obligations.

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

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

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

In October of 2000, a non-related party was issued warrants for a purchase price of $25,000 for $1.00 per share consideration. As of the close of business on June 30, 2002, none of these warrants have been exercised.

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

In April of 2002 the company raised $100,000 for debt reduction by the sale of 625,000 shares of restricted stock. The price of 6.25 cents per share was calculated on the use of funds to reduce debt, versus the overall cost of interest against the debt to be retired, which was past due. Had this debt not been repaid at that time, the Company would have faced financial penalties since the loan was not renewable. Along with the sale, the company granted warrants for up to 125,000 shares of restricted stock at a price of 16 cents per share. This price was later reduced to 6 cents per share in a subsequent transaction (see "Subsequent Events").

In June the Company raised $316,000 in multiple transactions by the sale of restricted stock. The price for the shares ranged from 6.7 cents to 16 cents per share, depending on whether warrants or commissions were involved, and were calculated on the use of funds to reduce debt as before stated. Some of the sales included warrants for up to three years for the purchase of restricted stock at a price of 16 cents per share. The funds were used for working capital and debt reduction. All parties involved with the above transactions from April through to June of 2002 were non-affiliated.


During the fiscal year ended June 30, 2002, 2001 and 2000, no warrants were issued to officers, directors.

During the Fiscal year ended June 30, 2002 and 2001, no stock was issued to officers or directors.

Additional rights to warrants were granted after the end of the quarter, see below "Subsequent Events".

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

11. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

13. Related Party Transactions:

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

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

In October of 2000, a non-related party exercised warrants for a purchase price of $25,000 for $1.00 per share consideration. During the course of these transactions, the Company accumulated a net deficit owed to Media Trust in the amount of $42,591 after certain deductions and accommodations of expenses were met. Note that present management never realized a value in the ongoing efforts of Media Trust, and that it was entitled to 18% interest in Media trust net proceeds, combined with the fact that the Company did not receive required disclosure in order to accurately report to its shareholders, management elected to declare it right of offset and deduct the liability from its exposure to affiliated and related entities and transaction in order to secure its position and protect and preserve the Company's interest in its outside "interparty-related" investments (being that of Mr. Schotte). In spite of its repeated demands and requests for payment and/or reimbursement, there was no response. Being that the company has never received required financial reports from Media Trust and has made attempts and as well as demands, management elected to fully offset any outstanding amounts owing and properly recorded these against current write-downs of assets considered related in nature. Although the company is still pursuing financial information from Mr. Schotte, the main principal and director of Media Trust, with no response a of this present time, the company has elected to write off substantially all debts against advances and loans for lack of sufficient information.

In October of 2001, the company entered into an Exclusive Film Distribution Agreement ("Agreement") with JL Media Services LLC, a company specializing in supply of feature films product and of which the current CEO has a minority interest in ("Media"). The terms of this Agreement enables for Odyssey to exclusively sell and license feature films belonging to Media as well as new productions for a commission in the total amount of 15% of the Gross Proceeds (as earlier defined in Revenue Recognition) and deduct limited expenses the Company may have incurred from the sales and marketing of each product. In consideration for this exclusive arrangement, the Company shall pay, in shares of common stock , an amount equivalent to the same 15% based upon quarterly reports and upon the average trade price of each calendar quarter. This Agreement extends for a period of fifteen years, however, the revenue share for stock extends only for a period of five years, unless otherwise adjusted by the Parties.

 14. Extraordinary or non recurring items:

An affiliate of the Company's CEO, JL Media Services LLC, advanced funds and services for overhead and operations of the Company from January to October of 2001. The Company began repaying against a formal note between the parties, which was dated effective January 2001, in October of 2001. The note carries an interest of 12% per annum and has provisions to be increased from time to time depending upon the operations, services and overhead needs of the Company, should it be necessary. As of the end of the period of June 30, 2002 the Company owed $192,035 in interest and principal, which became due and payable on March 1, 2002. The Company sought, an was granted, a renewal for said loan effective as of the due date of March, 1, 2002 through to a new due date of January 1, 2003, with no penalties. The provisions of the loan also include the acceptance of shares of stock in the Company for payments of interest, if so elected.

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

The Company expensed $125,000 in consulting fees tied to previous and current marketing services begun by previous management. The valuation of the charge was made pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 123 (SFAS 123), as earlier described, as a present fair-market value and as mutually accepted by both parties.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

The services were paid by the issuance of the 500,000 shares of stock in December. The contract for services is not being renewed.

An additional $98,000 was expensed for consideration of continuation of services and fees for note extensions from the Company's financial consultant, Cofima Finanz, AG in Zurich, Switzerland. The amount was placed in an interest-bearing term note, with a scheduled payment date not beginning in next fiscal year.

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

The company added a one-time expense for Filmzone due to its development and reposturing of the sales purpose for the website. Pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 95 (SFAS 95), as earlier described, it was determined that a significant amount ($75,000) was considered to be a development expense and, accordingly to such ruling, is considered an expense, which was deducted from operations.31 The company reduced is valuation of the Odyssey Ventures Online Holdings, SA ("OVO") assets mainly due to its determination of liquidity and recent recognition of certain startup expenses. In addition, and pursuant to the Company's adoption of Statement of Financial Accounting Standards No, 95 (SFAS 95), as earlier described, it was determined that a significant amount ($67,293) was considered to be a development expense and, accordingly to such ruling, is considered an expense, which was deducted from operations. The company wrote off all of the development expense relating to the OVO initial startup. In light if the recent write-down (as opposed to the Company's earlier adoption of the AICPA's Statement of Position SOP 98-5, where all startup expenses were to be written off as incurred) the Company had been exposed to expenses under its own obligation from prior management and in advancing initial funds for OVO. These advances were maintained under Subsidiary investments since the Company was supposed to be reimbursed upon OVO subsequent funding. As this did not occur, and in view of the earlier disclosures as noted in Item 14: Subsequent Events, a reserve has been expensed.

The company reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery.

The company wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.

ODYSSEY PICTURES CORPORATION

Notes to Consolidated Financial Statements:

15. Subsequent Events:

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

The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary to facilitate the Company in either a sale or its assets or an orderly liquidation.55 While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July. The Company is in the process of exploring all avenues for full recovery of these assets, inclusive of possible lawsuit. However, in light of the recent adoption by the Company in Statement of Financial Accounting Standards No, 5 (SFAS 5, loss contingency), a reserve was established referring to any potential losses.

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