Form 10-Q/A
period 2002-09-30
ODYSSEY PICTURES CORP
filed 2003-11-20
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page
Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
                September 30, 2002, June 30, 2002, 2001 and 2000            2

             Consolidated Statements of Operations
                for the Three Month Period Ended
                Month Period Ended September 30, 2002, 2001 and 2000        3

             Consolidated Statements of Cash Flows
                for the Three Month Period Ended
                Month Period Ended September 30, 2002, 2001 and 2000        4

              Notes to Consolidated Financial Statements                  5-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8

     Item 4. Controls and Procedures                                        9


PART II - OTHER INFORMATION                                              9-12

     Item 1. Legal proceedings.

     Item 2. Changes in securities and use of proceeds.

     Item 3. Defaults upon senior securities

     Item 4. Submission of matters to a vote of security holders

     Item 5. Certain relationships and related transactions

     Item 6. Events subsequent to the fiscal quarter

     Item 7. Exhibits and report

Signatures                                                                 13


                                          ODYSSEY PICTURES CORPORATION
                                          Consolidated Balance Sheets


                                                                              September 30, 2002    June 30, 2002    June 30, 2001
                                                                              ====================  ==============   ==============
                                  Assets
Cash                                                                           $              808           3,675            2,163
Accounts Receivable, net of allowances of
   58,415, and 58,415, and -0-.                                                           202,754         267,587           87,406
Notes Receivable                                                                           85,037               -          112,682
Advances in Films and Ventures                                                             72,599          56,900          181,925
Other Assets, Prepaids and Deposits                                                       166,500         166,500          409,706
Total Current Assets                                                                      527,698         494,662          793,882
                                                                              --------------------  --------------   --------------
Film Properties
Filmzone, Hallmark and Kimon Assets                                                     4,311,024       4,311,024        4,037,818
Amortization and Depreciation                                                            (525,067)       (474,322)        (296,338)
Total Film Properties                                                                   3,785,957       3,836,702        3,741,480
                                                                              --------------------  --------------   --------------
Other Assets
Production in Progress                                                                     76,057           4,500                -
Affiliates and Subsidiaries                                                               584,916         584,916        1,261,833
Total Other Assets                                                                        660,973         589,416        1,261,833
                                                                              --------------------  --------------   --------------
Total Assets                                                                   $        4,974,628       4,920,780        5,797,195
                                                                              ====================  ==============   ==============

                                Liabilities
Current Liabilities
Accounts Payable                                                                          920,360         890,037          665,420
Structured Payments and Other Payables                                                    550,282         503,910          482,563
Accrued Interest Accumulated                                                              234,421         228,021          226,414
Deposits and Other                                                                        235,584         235,584          250,000
Other Accrued Liabilities and Reserves                                                    360,733         360,733          511,460
Total Current Liabilities                                                               2,301,380       2,218,285        2,135,857
                                                                              --------------------  --------------   --------------
Other Liabilities
Short Term Loans                                                                          105,850          45,000          200,000
Other Notes Payable                                                                     1,132,605       1,118,851          805,674
Contract Liabilties                                                                       424,551         343,151          600,044
Long Term Debt                                                                                  -               -                -
Total Other Liabilities                                                                 1,663,006       1,507,002        1,605,718
                                                                              --------------------  --------------   --------------
Total Liabilities                                                              $        3,964,386       3,725,287        3,741,575
                                                                              ====================  ==============   ==============

                           Shareholders' Equity

Preferred Stock, par value .10, Authorized 10,000,000 shares                                                    -                -
Preferred Stock, Series B, par value .10, Authorized 10,000,000 shares                                          -                -
Common stock, par value $.01; Authorized 40,000,000 shares.
  Issued and outstanding (net of treasury shares)                                         298,038         298,038          211,743
Accumulated deficit                                                                   -35,652,174     (33,780,164)     (32,332,011)
Capital in excess of par value                                                         36,597,743      36,597,743       35,624,038
Current net income                                                                       -233,365      (1,920,123)      (1,448,150)

Total shareholders' equity (deficit)                                                    1,010,242       1,195,494        2,055,620
                                                                              --------------------  --------------   --------------

Total Liabilities and Shareholders' Equity (Deficit)                           $        4,974,628       4,920,781        5,797,195
                                                                              ====================  ==============   ==============



              The accompanying notes are an integral part of these financial statements.




                                  Odyssey Pictures Corporation

                          Consolidated Statements of Operations
             For The Three-Month Period Ending September 30, 2002, 2001, 2000


                                                        2002           2001       2000
                                                     ------------ ------------ ------------
Revenue                                              $   56,304     $     495   $   1,431
Expenses
Costs related to revenues                                 9,670        25,746      27,621
Selling, general and
 administrative expenses                                227,372        84,141     151,950
                                                     ------------ ------------ ------------
                                                        237,041       109,887     179,571
                                                     ------------ ------------ ------------
Operating income (loss)                                (180,737)     (109,392)   (178,140)
Other income (expenses)
Litigation and Settlements (13,490)
Interest income                                              --            --       6,012
Interest expense                                        (39,138)      (27,034)     (8,755)
Foreign Currency translations                                --            --          --
                                                     ------------ ------------ ------------
Income (loss) from operations
 before provision for income taxes                     (233,365)     (136,426)   (180,883)
Provision / Benefit for income taxes                         --            --          --
NET INCOME (LOSS)                                    $ (233,365)   $ (136,426) $ (180,883)
                                                     ============ ============ ============

Basic income (loss) per share (0.01) (0.01) (0.02)
Weighted average common
shares outstanding                                   22,540,417    21,174,340   11,589,301
                                                     ============ ============ ============

Diluted income (loss) per share (0.01) (0.01) (0.02)
Weighted average common
shares outstanding                                   22,540,417    21,174,340   11,589,301
                                                     ============ ============ ============


         The accompanying notes are an integral part of these financial statements.

                                                3



                             Odyssey Pictures Corporation

                            FYE 9/30/2002 and Two Years Prior
                          Consolidated Statements of Cash Flows
                           For the Periods Ended September 30,

                                                                      2002       2001       2000
                                                                   ---------  ---------  ---------
Cash Flows From Operating Activities:
Net income (loss)                                                 $(233,365)  $(136,426) $(166,072)
Adjustments to reconcile net income (loss)
to net cash used in operating actvities:
Amortization of film costs                                           24,999      25,746     25,746
Additions to film costs                                             (71,557)
Other depreciation and amortization                                  25,746          --         --
Issuance of shares of common stock in consideration
for services rendered                                                   --           --     (6,445)
Changes in assets and liabilities:                                      --           --    (65,006)
Accounts receivable, net                                            (29,303)      8,755    (21,728)
Notes receivable and advances                                        (6,600)    112,682      6,445
Prepaid expenses and other                                              --           --     88,000
Accounts payable and accrued expenses                               110,554      89,600     (5,989)
Accrued wages and Taxes                                              81,961      12,665
Accrued interest                                                      6,400          --         --
Net cash used in operating activities                               (91,164)    113,022   (145,049)
                                                                   ---------  ---------  ---------
Cash Flows From Investing Activities:                                   --          --      (7,000)
Acquisition of fixed assets                                             --          --      44,500
Subsidairy Activity                                                     --     (112,682)  (220,755)
                                                                   ---------  ---------  ---------
Net cash used in investing activities                                   --     (112,682)  (183,255)
                                                                   ---------  ---------  ---------
Cash Flows From Financing Activities:
Net proceeds from private placement sale of common stock                --          --          --
(excluding stock issued for services)                                   --          --     297,838
Net proceeds/payments - notes and loans payable                      89,106         --      25,000
                                                                   ---------  ---------  ---------
Net cash provided by financing activities                            89,106         --     322,838
                                                                   ---------  ---------  ---------
Net increase (decrease) in cash                                       (2059)        340     (5,466)
Cash at beginning of period                                           2,867       1,163     31,215
                                                                   ---------  ---------  ---------
Cash at end of period                                               $   808    $ 1,503    $ 25,749
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2002,
(b) the results of operations for the three month periods ended September 30, 2002, 2001 and 2000 (c) cash flows for the three periods ended September 30, 2002, 2001, and 2000 and (d) statements of changes in shareholders' equity (deficit) for the three month period ended September 30, 2002. Certain prior period amounts have been reclassified to conform to current period presentation. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact, other than that which has been disclosed herein, on our financial position or results of operations.

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2002

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

3. Litigation - Accrued Settlements - Structured Payments

Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some Pfannebecker related settlements, and other reserves for additional litigation-related settlements, which include the Muller-Smith case as noted further herein.

The Company continues to experience business interruption from additional motions and discoveries from these lawsuits. Results of these motions and discoveries have not yet been decided. Due to the inherent uncertainties of litigation and because the litigation is not at a final or "controllable" stage, Company cannot accurately predict the ultimate outcome of the litigation processes.

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

                         ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2002


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

During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner. On April 19, 2002 the Company entered in a Joint Venture with a private company, Kasstech, Inc., to exclusively sell its patent-pending digitization services for a period of ten years. These services are believed to be technically the most efficient available service for transmission of picture and sound through normal phone lines with a possible 900 to 1 compression ratio. The Company is the managing partner of the Joint Venture with all administrative and sales duties. Originally Odyssey agreed to reserve shares of stock for possible funding into the Joint Venture and to pay Kasstech and its owner for some of the rights and services. On October 9th Odyssey and Kasstech agreed to discontinue the share contribution and no longer is required to reserve shares of its stock for this Joint Venture.

The company signed an arrangement with Orpheus Entertainment, a manufacturer of Video, DVD product and a distributor for all North American markets. In this arrangement, the company shall pay a number of registered shares (totaling 2.0 million common shares) for the consultation and advice of marketing and placement of product into all markets, when the product shall become available for delivery, which is anticipated to be later in the year 2003. The result of this type of stock arrangement will allow the Company to have a higher margin on product it delivers to the market from the retail level for video and DVD sales in North America on a direct basis. In addition, the Company also signed an arrangement for distribution of its soundtracks and original audio works with the same company for international distribution. Most of the assets that will be acquired or distributed through this arrangement are from JL Media Services LLC, from a related party transaction entered into in November 2001 (The Master Distribution Agreement).

6. Capital

In September or 2002, the company borrowed $50,000 for working capital needs in a sixty-day note at 12% per annum. The loan also re-priced certain warrants already outstanding to a price of six cents per share. The total warrants affected 306,666 shares and extended the final exercise date of all certificates to September 23, 2005. Additional warrants could be required if the loan is not paid per its terms. The company also borrowed funds from an Officer totaling $15,000 during the course of this current quarter on terms to be repaid as soon as anticipated funds are received.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2002 and 2001

Revenues for the three months ended September 30, 2002 increased to $ 56,304 from $495 for the comparable three-month period ended September 30, 2001. This decrease is due to more aggressive exploitation of the film library and more activity in the acquisition of additional film product, several of which are in final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Three new films became available for delivery during this period and they are being marketed at present.

Costs related to revenues decreased to $ 9,670 for the three-month period ended September 30, 2002 from $ 25,746 for the comparable three months ended September 30, 2001. This is mainly due to the adjustment of expensing the depreciation of the Kimon library assets acquired in 1998 within operations. The company made this change to state its margins on new sales more fairly.

Selling, general and administrative expenses increased significantly by $ 143,231 to $ 227,372 for the three month period ended September 30, 2002, from $84,141 for the comparable three month period in 2001. The increase in costs is primarily attributed to the increase in officer salaries as well as a higher amortization costs for the assets of Filmzone and the Kimon library being recorded. In addition, the company has experienced a significant expense for its legal costs, mainly due to the settlement efforts underway as well as costs related to seeking alternate financing resources.

Interest expense increased to $ 39,138 for three month period ended September 30, 2002, from $ 27,034 for the comparable three month period ending September 30, 2001. This is due to the addition of interest on settlements and interim notes that were used for adherence to certain settlements. The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

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

Liquidity and Capital Resources

At September 30, 2002, the Company had a cash position of $808.00. The Company had no material commitments for capital expenditures as of September 30, 2002.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's preparation of these consolidated financial reports require management to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from such estimates under different assumption or conditions. The following summarizes the Company's critical accounting policies and significant estimates used in preparing its consolidated financial statements:

In June 2000, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 00-2 "Accounting by Producers or Distributors of Films" ("SoP 00-2"), which establishes new accounting standards for producers or distributors of films, including changes in revenue recognition, capitalization and amortization of costs of acquiring films and television programs and accounting for exploitation costs, including advertising and marketing expenses. The Company adopted SoP 00-2 effective as of April 1, 2001. The prior years' and prior quarters' financial statements were not restated, as the effect of the new policy on the prior periods was not materially affected. There were no principal changes as a result of applying SoP 00-2.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which summarized the SEC staff"s view in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and revised them to conform to SAB 101, specifically with respect to distributor-for-hire arrangements. Accordingly, there were no restatements to be effected and there is no material change in the statements herein.

Revenue is recognized in accordance with the provisions of SoP-02 and SAB 101. The Company licenses certain film rights through international distribution agreements either on a direct commission basis or that may require the payment of minimum license fees known as "Minimum Guarantees" ("MG's"). The MG's are typically payable on delivery and acceptance by the Company of the respective completed film and these MG's may be subject to further increase based on the actual distribution results in the respective territory. Minimum Guarantees related to contracts which contain hold-back provisions precluding the distributor from exploiting secondary markets until certain time periods have lapsed are allocated across those markets and recognized as revenue when each hold-back provision expires. As of the close of business in June 30, 2002, the Company had no films in distribution that require an MG nor were in a "hold-back" restriction

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in our financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact, other than that which has been disclosed herein, on our financial position or results of operations.

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