Form 10-Q
period 2003-09-30
ODYSSEY PICTURES CORP
filed 2003-11-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended September 30, 2003

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

Common Stock, par value $.01 per share 32,436,206 outstanding shares as of September 30, 2003.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page
Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
                September 30, 2003, June 30, 2003, and 2002                 2

             Consolidated Statements of Operations
                for the Three Month Period Ended
                Month Period Ended September 30, 2003, 2002 and 2001        3

             Consolidated Statements of Cash Flows
                for the Three Month Period Ended
                Month Period Ended September 30, 2003, 2002 and 2001        4

              Notes to Consolidated Financial Statements                  5-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8

     Item 4. Controls and Procedures                                        9


PART II - OTHER INFORMATION                                              9-12

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


                                          ODYSSEY PICTURES CORPORATION
                                          Consolidated Balance Sheets

                                               September 30, 2003    June 30, 2003    June 30, 2002
                                               ====================  ==============   ===============

                   Assets
Cash                                         $               3,964             948             3,675
Accounts Receivable, net of allowances
 of 41,408, and 58,415, and -0-.                           193,379         229,326           267,587
Notes Receivable, net of allowances
 of 17,007, and -0-, and -0-                                68,030               -                 -
Advances in Films and Ventures                             118,151         108,151            56,900
Other Assets, Prepaids and Deposits                        122,642         100,142           166,500
Total Current Assets                                       506,166         438,567           494,662
                                               --------------------  --------------   ---------------
Film Properties
Filmzone, Hallmark and Kimon Assets                      4,055,318       4,055,318         4,311,024
Amortization and Depreciation                             (916,047)       (865,302)         (474,322)
Total Film Properties                                    3,139,271       3,190,016         3,836,702
                                               --------------------  --------------   ---------------
Other Assets
Production in Progress                                      61,533          61,533             4,500
Affiliates and Subsidiaries                                584,916         584,916           584,916
Total Other Assets                                         646,448         646,449           589,416
                                               --------------------  --------------   ---------------
Total Assets                                             4,291,886       4,275,032         4,920,780
                                               ====================  ==============   ===============

                Liabilities
Current Liabilities
Accounts Payable                                         1,160,289       1,187,416           890,037
Structured Payments and Other Payables                     556,301         717,776           503,910
Accrued Interest Accumulated                               240,821         240,821           228,021
Deposits and Other                                         235,584         235,584           235,584
Other Accrued Liabilities and Reserves                     421,201         419,265           360,733
Total Current Liabilities                                2,614,195       2,800,862         2,218,285
                                               --------------------  --------------   ---------------
Other Liabilities
Short Term Loans                                           113,462         113,462            45,000
Other Notes Payable                                      1,401,475       1,188,950         1,118,851
Contract Liabilities                                       675,824         625,515           343,151
Long Term Debt                                             210,235         100,000                 -
Total Other Liabilities                                  2,400,995       2,027,927         1,507,002
                                               --------------------  --------------   ---------------
Total Liabilities                                        5,015,191       4,828,789         3,725,287
                                               ====================  ==============   ===============

            Shareholders' Equity
Preferred Stock, par value .10, Authorized
 10,000,000 shares                                              -                -                -
Preferred Stock, Series B, par value .10,
 Authorized 10,000,000 shares                                   -                -
Common stock, par value $.01; Authorized
 40,000,000 shares (net of treasury shares)
 32,436,206; 28,033,705                                    328,938         323,938           298,038
Accumulated deficit                                    (37,552,537)    (35,700,284)      (33,780,164)
Capital in excess of par value                          36,709,843      36,674,843        36,597,743
Current net income                                        (209,550)     (1,852,253)       (1,920,123)

Total shareholders' equity (deficit)                      (723,306)       (553,756)        1,195,494
                                               --------------------  --------------   ---------------

Total Liabilities and
      Shareholders' Equity (Deficit)                     4,291,885       4,275,033         4,920,781
                                               ====================  ==============   ===============


              The accompanying notes are an integral part of these financial statements.




                                  Odyssey Pictures Corporation

                          Consolidated Statements of Operations
             For The Three-Month Period Ending September 30, 2003, 2002, 2001


                                                                                              September 30,
                                                                            2003                  2002                 2001
                                                                     ====================  ===================  ===================
Revenue                                                                         $ 54,355             $ 56,304                $ 495
Expenses

        Costs related to revenues                                                      0                9,670               25,746

        Selling, General and administrative expenses                             197,464              227,372               84,141
                                                                     --------------------  -------------------  -------------------
                                                                                 197,464              237,041              109,887
                                                                     --------------------  -------------------  -------------------

        Operating income (loss)                                                 (143,109)            (180,737)            (109,392)

Other income (expenses)

        Litigation and Settlements                                               (28,400)             (13,490)
        Interest income                                                                -                    -                    -
        Interest expense                                                         (38,040)             (39,138)             (27,034)
        Foreign Currency translations                                                  -                    -                    -
                                                                     --------------------  -------------------  -------------------


        Income (loss) from operations before
          provision for income taxes                                            (209,550)            (233,365)            (136,426)
        Provision / Benefit for income taxes

        NET INCOME (LOSS)                                                     $ (209,550)          $ (233,365)          $ (136,426)
                                                                     ====================  ===================  ===================

Basic income (loss) per share                                                      (0.01)               (0.01)               (0.01)


        Weighted average common shares outstanding                            31,450,212           22,540,417           21,174,340
                                                                     ====================  ===================  ===================

        Diluted income (loss) per share                                            (0.01)               (0.01)               (0.01)


        Weighted average common shares outstanding                            31,450,212           22,540,417           21,174,340
                                                                     ====================  ===================  ===================



         The accompanying notes are an integral part of these financial statements.

                                                3



                             Odyssey Pictures Corporation


                                                                       For the Three Month Periods Ended September 30,
                                                                           2003                2002             2001
                                                                     ------------------  ----------------- ---------------

Cash Flows From Operating Activities:
       Net income (loss)                                                    $ (209,550)        $ (233,365)     $ (136,426)

       Adjustments to reconcile net income (loss) to net cash
               used in operating activities:
          Amortization of film costs                                            24,999             24,999          25,746
          Additions to film costs                                                    -            (71,557)
          Other depreciation and amortization                                   25,746             25,746               -
          Issuance of shares of common stock in consideration
          for services rendered                                                 35,000                  -               -
       Changes in assets and liabilities:
          Accounts receivable, net                                             (30,139)           (29,303)          8,755
          Notes receivable and advances                                        (54,143)            (6,600)        112,682
          Prepaid expenses and other                                           (22,500)                 -               -
          Accounts payable and accrued expenses                                186,231            110,554          89,600
          Accrued wages and Taxes                                               19,781             81,961          12,665
          Accrued interest                                                       6,400              6,400               -
                                                                     ------------------  -----------------

               Net cash used in operating activities                           (18,176)           (91,165)        113,022
                                                                     ------------------  ----------------- ---------------

Cash Flows From Investing Activities:
       Acquisition of fixed assets                                                   -                  -               -
       Subsidiairy Activity                                                          -                  -        (112,682)
                                                                                                           ---------------
                                                                     ------------------  -----------------
               Net cash used in investing activities                                 -                  -        (112,682)
                                                                     ------------------  ----------------- ---------------

Cash Flows From Financing Activities:
                                                                                                                        -
       Net proceeds from private placement sale of common stock                                                         -
          (excluding stock issued for services)                                      -                  -
       Net proceeds/payments - notes and loans payable                          21,191             89,106

                                                                                                           ---------------
                                                                     ------------------  -----------------
       Net cash provided by financing activities                                21,191             89,106               -
                                                                     ------------------  ----------------- ---------------

       Net increase (decrease) in cash                                           3,015             (2,059)            340
       Cash at beginning of period                                                 948              2,867           1,163
                                                                     ------------------  ----------------- ---------------

       Cash at end of period                                                   $ 3,963              $ 808         $ 1,503
                                                                     ==================  ================= ===============








            The accompanying notes are an integral part of these financial statements.

                                             4

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2003


1.   Basis of Financial Statement Preparation

     The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 2003.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of September 30, 2003, (b) the results of operations for the three month periods ended September 30, 2003, 2002 and 2001 and, (c) cash flows for the three month periods ended September 30, 2003, 2002, and 2001.


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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2003

3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some Pfannebecker related settlements, and other reserves for additional litigation-related settlements.


4.   Private Placement Information

     During the quarter ended September 30, 2003, the Company did not raise any funds through private placement(s) of the Company's common stock.


5.   Related Transactions and Majority Owned Subsidiary

     During the quarter ended June 30, 2001, the Company capitalized a venture capital company domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO) with an issuance of 2 million shares of restricted Odyssey Pictures Corporation stock. The Company then made cash available for OVO's investments and expenses in excess of one million dollars in replacement of its stock capitalization. Since the formation of OVO in March, 2000, the Company made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In September, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company. During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner. The company, as of June 30, 2002, has begun writing down these investments. Charges to the company's operations in the period ending September 30, 2003 were $180,000.

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2003

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


7.   Contingent Liabilities

     In September of 2002, the company entered into an arrangement to post-produce and distribute the project entitled "FREE", a feature length motion picture. In the agreement for this film, the company has the right to acquire the asset for a sum of money and may obtain further rights through the exercise of an option. As of September 30, 2003, the option period for the Company has been extended due to excessive delays in delivery from the producer and added time needed to complete the project.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 decreased to $54,355 from $56,304 for the comparable period ended September, 30 2002. This decrease is due to changes in the Company's method of selling and attention to creating additional inventories as well as renovations to the present film library and more activity in the acquisition of additional film product, several of which are in final stages of production. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Five new films became available for delivery during this period and they are being marketed at present.

     Costs related to revenues decreased to $-0- for the three month period ended September 30, 2003 from $9,670 for the comparable three months ended September 30, 2002. This was due to the fact that the revenues reported were due form licensing renewals, for which the costs have already been amortized.

     Selling, general and administrative expenses decreased by $39,577 to $197,464 for the three month period ended September 30, 2003, from $227,372 for the comparable period in 2002. The decrease in costs is primarily attributed to the decrease in salary and employee overhead as well as an overall reduction in the operating expenses. In addition, the company still continues to experience a significant expense for its legal costs, mainly due to settlement efforts underway as well as costs related to seeking alternate financing resources.

     Interest  expense  decreased  to  $38,040  for  three-month   period  ended
September 30, 2003, from $39,138 for the comparable period ending September 30, 2002.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of September 30, 2003, the Company had a net operating loss carryforward of approximately $37,762,087 expiring through 2015, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses could be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of September 30, 2003, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At September 30, 2003, the Company had a cash position of $3,964.

     The Company had no material commitments for capital expenditures as of September 30, 2003.

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

Recent Accounting Pronouncements
--------------------------------

In May 2003,the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003,the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.


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

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company). As of September 30, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

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

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company). As of September 30, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.

Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on September 30, 2003.

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

The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on September 30, 2003, still was an outstanding litigation with a trial date set. Odyssey plans to file a motion against the Plaintiffs on specific grounds and is vigorously defending its position. Odyssey contends that Muller and Smith are not entitled to indemnification arising out of the Pfannebecker case.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An interest payment was due on April 12, 2002 and was made by a third party, therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its agent (Investment Bank Luxembourg) for immediate payment. As of September 30, 2003, no payment has been made against the bond, but management is making plans to address the restructuring of any amounts due as soon as possible.


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

     The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July of 2002. The company, as of June 30, 2002, reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup. The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses and,
although  the  Company   expects  full  recovery,   this  resulted  in  $180,000
contribution of losses for the period ending September 30, 2003. Further meetings have been scheduled to attempt collections and satisfaction of these outstanding amounts.

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

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $48,636 for the period ending September 30, 2003.

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

Odyssey has had to make numerous changes in its business, and to its own structure of board members, while launching new business. As of October of 2002, one board member (Jean-Marie Carrara) has been removed by unanimous vote and another member (Gordon Guiry, a well experienced person in international sales) has been appointed. As of September 30, 2003, Mr. Guiry accepted a position a advisor to the Board of Directors of Odyssey and is not an official Board Member.

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

DATED: November 21, 2003