Form 10-Q/A
period 2003-09-30
ODYSSEY PICTURES CORP
filed 2003-11-26
CIK 863061

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

Common Stock, par value $.01 per share 33,899,846 outstanding shares as of September 30, 2003.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                          Page
Part I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of
                September 30, 2003, June 30, 2003, and 2002                 2

             Consolidated Statements of Operations
                for the Three Month Period Ended
                Month Period Ended September 30, 2003, 2002 and 2001        3

             Consolidated Statements of Cash Flows
                for the Three Month Period Ended
                Month Period Ended September 30, 2003, 2002 and 2001        4

              Notes to Consolidated Financial Statements                  5-7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8

     Item 4. Controls and Procedures                                        9


PART II - OTHER INFORMATION                                             10-14

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


                                          ODYSSEY PICTURES CORPORATION
                                          Consolidated Balance Sheets

                                               September 30, 2003    June 30, 2003    June 30, 2002
                                               ====================  ==============   ===============

                   Assets
Cash                                         $               3,964             948             3,675
Accounts Receivable, net of allowances
 of 41,408, and 58,415, and -0-.                           193,379         229,326           267,587
Notes Receivable, net of allowances
 of 17,007, and -0-, and -0-                                68,030               -                 -
Advances in Films and Ventures                             118,151         108,151            56,900
Other Assets, Prepaids and Deposits                        122,642         100,142           166,500
Total Current Assets                                       506,166         438,567           494,662
                                               --------------------  --------------   ---------------
Film Properties
Filmzone, Hallmark and Kimon Assets                      4,055,318       4,055,318         4,311,024
Amortization and Depreciation                             (916,047)       (865,302)         (474,322)
Total Film Properties                                    3,139,271       3,190,016         3,836,702
                                               --------------------  --------------   ---------------
Other Assets
Production in Progress                                      61,533          61,533             4,500
Affiliates and Subsidiaries                                584,916         584,916           584,916
Total Other Assets                                         646,448         646,449           589,416
                                               --------------------  --------------   ---------------
Total Assets                                             4,291,886       4,275,032         4,920,780
                                               ====================  ==============   ===============

                Liabilities
Current Liabilities
Accounts Payable                                         1,160,289       1,187,416           890,037
Structured Payments and Other Payables                     556,301         717,776           503,910
Accrued Interest Accumulated                               240,821         240,821           228,021
Deposits and Other                                         235,584         235,584           235,584
Other Accrued Liabilities and Reserves                     421,201         419,265           360,733
Total Current Liabilities                                2,614,195       2,800,862         2,218,285
                                               --------------------  --------------   ---------------
Other Liabilities
Short Term Loans                                           113,462         113,462            45,000
Other Notes Payable                                      1,401,475       1,188,950         1,118,851
Contract Liabilities                                       675,824         625,515           343,151
Long Term Debt                                             210,235         100,000                 -
Total Other Liabilities                                  2,400,995       2,027,927         1,507,002
                                               --------------------  --------------   ---------------
Total Liabilities                                        5,015,191       4,828,789         3,725,287
                                               ====================  ==============   ===============

            Shareholders' Equity
Preferred Stock, par value .10, Authorized
 10,000,000 shares                                              -                -                -
Preferred Stock, Series B, par value .10,
 Authorized 10,000,000 shares                                   -                -
Common stock, par value $.01; Authorized
 40,000,000 shares (net of treasury shares)
  33,899,846; 32,436,206; 28,033,705                       333,116         323,938           298,038
Accumulated deficit                                    (37,552,537)    (35,700,284)      (33,780,164)
Capital in excess of par value                          36,731,843      36,674,843        36,597,743
Current net income                                        (232,328)     (1,852,253)       (1,920,123)

Total shareholders' equity (deficit)                      (719,906)       (553,756)        1,195,494
                                               --------------------  --------------   ---------------

Total Liabilities and
      Shareholders' Equity (Deficit)                     4,291,885       4,275,033         4,920,781
                                               ====================  ==============   ===============


              The accompanying notes are an integral part of these financial statements.




                                  Odyssey Pictures Corporation

                          Consolidated Statements of Operations
             For The Three-Month Period Ending September 30, 2003, 2002, 2001


                                                                                              September 30,
                                                                            2003                  2002                 2001
                                                                     ====================  ===================  ===================
Revenue                                                                         $ 54,355             $ 56,304                $ 495
Expenses

        Costs related to revenues                                                      0                9,670               25,746

        Selling, General and administrative expenses                             220,242              227,372               84,141
                                                                     --------------------  -------------------  -------------------
                                                                                 220,242              237,041              109,887
                                                                     --------------------  -------------------  -------------------

        Operating income (loss)                                                 (165,887)            (180,737)            (109,392)

Other income (expenses)

        Litigation and Settlements                                               (28,400)             (13,490)
        Interest income                                                                -                    -                    -
        Interest expense                                                         (38,040)             (39,138)             (27,034)
        Foreign Currency translations                                                  -                    -                    -
                                                                     --------------------  -------------------  -------------------


        Income (loss) from operations before
          provision for income taxes                                            (232,328)            (233,365)            (136,426)
        Provision / Benefit for income taxes

        NET INCOME (LOSS)                                                     $ (232,328)          $ (233,365)          $ (136,426)
                                                                     ====================  ===================  ===================

Basic income (loss) per share                                                      (0.01)               (0.01)               (0.01)


        Weighted average common shares outstanding                            31,450,212           22,540,417           21,174,340
                                                                     ====================  ===================  ===================

        Diluted income (loss) per share                                            (0.01)               (0.01)               (0.01)


        Weighted average common shares outstanding                            31,450,212           22,540,417           21,174,340
                                                                     ====================  ===================  ===================



         The accompanying notes are an integral part of these financial statements.

                                                3



                             Odyssey Pictures Corporation


                                                                       For the Three Month Periods Ended September 30,
                                                                           2003                2002             2001
                                                                     ------------------  ----------------- ---------------

Cash Flows From Operating Activities:
       Net income (loss)                                                    $ (232,328)        $ (233,365)     $ (136,426)

       Adjustments to reconcile net income (loss) to net cash
               used in operating activities:
          Amortization of film costs                                            24,999             24,999          25,746
          Additions to film costs                                                    -            (71,557)
          Other depreciation and amortization                                   25,746             25,746               -
          Issuance of shares of common stock in consideration
          for services rendered                                                 57,778                  -               -
       Changes in assets and liabilities:
          Accounts receivable, net                                             (30,139)           (29,303)          8,755
          Notes receivable and advances                                        (54,143)            (6,600)        112,682
          Prepaid expenses and other                                           (22,500)                 -               -
          Accounts payable and accrued expenses                                186,231            110,554          89,600
          Accrued wages and Taxes                                               19,781             81,961          12,665
          Accrued interest                                                       6,400              6,400               -
                                                                     ------------------  -----------------

               Net cash used in operating activities                           (18,176)           (91,165)        113,022
                                                                     ------------------  ----------------- ---------------

Cash Flows From Investing Activities:
       Acquisition of fixed assets                                                   -                  -               -
       Subsidiairy Activity                                                          -                  -        (112,682)
                                                                                                           ---------------
                                                                     ------------------  -----------------
               Net cash used in investing activities                                 -                  -        (112,682)
                                                                     ------------------  ----------------- ---------------

Cash Flows From Financing Activities:
                                                                                                                        -
       Net proceeds from private placement sale of common stock                                                         -
          (excluding stock issued for services)                                      -                  -
       Net proceeds/payments - notes and loans payable                          21,191             89,106

                                                                                                           ---------------
                                                                     ------------------  -----------------
       Net cash provided by financing activities                                21,191             89,106               -
                                                                     ------------------  ----------------- ---------------

       Net increase (decrease) in cash                                           3,015             (2,059)            340
       Cash at beginning of period                                                 948              2,867           1,163
                                                                     ------------------  ----------------- ---------------

       Cash at end of period                                                   $ 3,963              $ 808         $ 1,503
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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2003

3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and some settlement accruals for judgment activity, and other reserves for additional litigation-related settlements.


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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                               September 30, 2003


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

6.   Capital

     In September of 2003, the company borrowed $10,000 for working capital needs in a sixty-day note at 12% per annum.

     The company also borrowed funds from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received.

JL Media Services LLC, an affiliate of the CEO, also loaned additional funds to the company during the quarter ending September 30, 2003. The funds are added to the already outstanding secured notes that JL Media Services LLC has with the company. These notes carry an interest rate of twelve percent (12%). The interest is convertible into common stock if elected by the lender.

In August 2003, the Company signed an addendum to the Securities Purchase Agreement with the same US investment company for the sale of a $100,000 8% convertible debenture and a warrant to purchase up 2,500,000 shares of our common stock. This debenture was secured additionally with third party property related to the Kasstech Joint Venture wherein 30% of those proceeds, plus additional considerations on future funding, will be used for the venture. The Company also agreed to issue 120,000 shares of stock in consideration for the third party property participation.

In August of 2003, the Company completed and registered an S-8 Issue prospectus in satisfaction of consultation fees and contract labor pursuant to the rules and regulations afforded in such registration under "Advice and Consulting Agreements". The Company was able to satisfy a total of $50,000 in outstanding fees due for earlier work performed against consulting agreements, and continued work to be performed that the Company needed assistance with.

     In September of 2003, we issued a total of 215,000 common shares to two parties in consideration of loans made to the Company. These were specifically 140,000 shares to one private party and 75,000 shares to another.

     In September of 2003, we issued a total of 125,000 shares of common stock to an affiliated party (a director) in consideration of loans paid on behalf of the company, which totaled $15,000.

     In September of 2003, we issued shares towards employees for payment of past services and considerations for continuing services. Specifically, these were to one Employee for a total of 77,807 shares.

     In June 2003, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $150,000 8% convertible debenture and a warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of
(i) $.25; or (ii) 80% of the average of the three lowest prices during the 20 trading days before but not including the conversion date. The warrants expire in June 2006 and are exercisable at $1.00 per share. The warrant holder is obligated to exercise the warrant concurrently with the conversion of the debenture for a number of shares equal to ten times the dollar amount of the debenture being converted.

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

Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on September 30, 2003.

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

The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on September 30, 2003, still was an outstanding issue. In April of 2003, the California Court upheld the indemnification claim for Muller-Smith and declared a judgment against Odyssey in the amount of $360,000, which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with Muller-Smith on April 21and sought settlement discussions with Muller-Smith. In a subsequent conversation on May 6, the Muller-Smith refused the opportunity to continue settlement discussions. Muller-Smith notified the
Company that an additional $100,000 was owed against the same claim. This increased amount was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full payment or entering into an amicable and affordable settlement arrangement, then the Company would be severely hampered in its ability to adequately manage the operations. The Company would expect to experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time and resources. The Company will need to seek alternate means of capitalization in order to meet not only its operating payments but also possible payments in settlement. Certain remedies may exist to perhaps confront the judgment and render the judgment unenforceable. These include, but may not me limited to, future possible discoveries, which may or may not be determined as acts of wrongful or criminal intent against the Company, fraudulent actions or similar wrongful past activities of these former Directors and Officers. Presently there are numerous activities surrounding this issue, such as depositions, claims and collection activities, as well as further attempts to settle.

There is a perfected judgment issued to a law firm in Los Angeles, Arter & Hadden LLP, which is from representation in the above suits prior to specific counsel moving to another firm, which is currently representing the Company. It is the Company's intention to pay or settle this amount as and when it is economically feasible to do so. The amount due is $30,000.

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

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for non-payment of federal payroll tax deposits. The Company has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In September of 2003, we issued a total of 215,000 common shares to two parties in consideration of loans made to the Company. These were specifically 140,000 shares to one private party and 75,000 shares to another.

     In September of 2003, we issued a total of 125,000 shares of common stock to an affiliated party (a director) in consideration of loans paid on behalf of the company, which totaled $15,000.

     In September of 2003, we issued shares towards employees for payment of past services and considerations for continuing services. Specifically, these were to one Employee for a total of 77,807 shares.

     In June 2003, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $150,000 8% convertible debenture and a warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of
(i) $.25; or (ii) 80% of the average of the three lowest prices during the 20 trading days before but not including the conversion date. The warrants expire in June 2006 and are exercisable at $1.00 per share. The warrant holder is obligated to exercise the warrant concurrently with the conversion of the debenture for a number of shares equal to ten times the dollar amount of the debenture being converted.

 In September of 2003, the company borrowed $10,000 for working capital needs in a sixty-day note at 12% per annum.

     The company also borrowed funds from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received.

JL Media Services LLC, an affiliate of the CEO, also loaned additional funds to the company during the quarter ending September 30, 2003. The funds are added to the already outstanding secured notes that JL Media Services LLC has with the company. These notes carry an interest rate of twelve percent (12%). The interest is convertible into common stock if elected by the lender.

In August 2003, the Company signed an addendum to the Securities Purchase Agreement with the same US investment company for the sale of a $100,000 8% convertible debenture and a warrant to purchase up 2,500,000 shares of our common stock. This debenture was secured additionally with third party property related to the Kasstech Joint Venture wherein 30% of those proceeds, plus additional considerations on future funding, will be used for the venture. The Company also agreed to issue 120,000 shares of stock in consideration for the third party property participation.

In August of 2003, the Company completed and registered an S-8 Issue prospectus in satisfaction of consultation fees and contract labor pursuant to the rules and regulations afforded in such registration under "Advice and Consulting Agreements". The Company was able to satisfy a total of $50,000 in outstanding fees due for earlier work performed against consulting agreements, and continued work to be performed that the Company needed assistance with.

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

ITEM 6. EVENTS SUBSEQUENT TO THE FISCAL QUARTER

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $28,400 for the period ending September 30, 2003.

The Company continues (since of June 30, 2003), to reserve an additional amount of funds for possible settlements to the outstsanding judgment in the "Muller and Smith" case.

The company renewed all of its notes with the former Cofima company in Zurich including all accounts payable, into a series of notes due December 2003. All are convertible into common shares if so elected.

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

DATED: November 26, 2003