Form 10-Q
period 2003-12-31
ODYSSEY PICTURES CORP
filed 2004-02-24
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                           Commission File No. 0-18954

                          ODYSSEY PICTURES CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                    Nevada                                   95-4269048
--------------------------------------------------------------------------------
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)


              16910 DALLAS PARKWAY, SUITE 104, DALLAS, TEXAS 75248
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

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

Common Stock, par value $.01 per share 36,899,846 outstanding shares as of December 31, 2003.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX

                                                                      Page

Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Consolidated Balance Sheets as of
           December 31, 2003, June 30, 2003, 2002                       1

         Consolidated Statements of Operations
           for the Six and Three Month Period Ended
           December 31, 2003, 2002                                      2

         Consolidated Statements of Cash Flows
           for the Six and Three Month Period Ended
           December 31, 2003 and 2002                                   3

         Consolidated Statements of Changes In
           Shareholders' Equity (Deficit) for the
           Six and Three Month Period Ended December 31, 2003           4

Notes to Consolidated Financial Statements                             5-7

Item 2. Management's discussion and analysis of
        Financial Condition and Results of Operations                  8-10


PART II - OTHER INFORMATION                                           11-14

     1.   Legal proceedings.

     2.   Changes in securities and use of proceeds.

     3.   Defaults upon senior securities

     4.   Submission of matters to a vote of security holders

     5.   Certain relationships and related transactions

     6.   Events subsequent to the fiscal quarter

     7.   Exhibits and report

Signatures                                                             15

                          ODYSSEY PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                      December 31, 2003    June 30, 2003     June 30, 2002
                                                      -----------------    -------------     -------------
                     ASSETS
Cash                                                     $        452               948             3,675
  Accounts Receivable, net of allowances
  of 64,408, and 58,415, and -0-                              209,975           229,326           267,587
  Notes Receivable, Net of allowances
  of -34007, and -0-, and -0-                                  51,030                --                --
  Advances in Films and Ventures                              118,151           108,151            56,900
  Other Assets, Prepaids and Deposits                         118,992           100,142           166,500
Total Current Assets                                          498,600           438,567           494,662
                                                         ------------      ------------      ------------
Film Properties
  Filmzone, Hallmark and Kimon Assets                       4,055,318         4,055,318         4,311,024
  Amortization and Depreciation                              (966,792)         (865,302)         (474,322)
Total Film Properties                                       3,088,526         3,190,016         3,836,702
                                                         ------------      ------------      ------------
Other Assets
  Production in Progress                                       61,533            61,533             4,500
  Affiliates and Subsidiaries                                 534,916           584,916           584,916
Total Other Assets                                            596,449           646,449           589,416
                                                         ------------      ------------      ------------
Total Assets                                                4,183,575         4,275,032         4,920,780
                                                         ============      ============      ============

                 LIABILITIES

Current Liabilities
  Accounts Payable                                          1,294,936         1,187,415           890,036
  Structured Payments and Other Payables                      572,678           717,776           503,910
  Accounts payable Affiliate                                  139,429                --                --
  Accrued Interest Accumulated                                240,821           240,821           228,021
  Deposits and Other                                          235,584           235,584           235,584
  Other Accrued Liabilities and Reserves                      517,039           419,265           360,733
                                                         ------------      ------------      ------------
Total Current Liabilities                                   3,000,487         2,800,861         2,218,284
                                                         ------------      ------------      ------------
Other Liabilities
  Short Term Loans                                            113,462           113,462            45,000
  Other Notes Payable                                       1,249,843         1,188,950         1,118,851
  Contract Liabilties                                         640,287           625,515           343,151
  Long Term Debt                                              210,235           100,000                --
Total Other Liabilities                                     2,213,827         2,027,927         1,507,002
                                                         ------------      ------------      ------------
Total Liabilities                                           5,214,313         4,828,788         3,725,286
                                                         ============      ============      ============

             SHAREHOLDERS' EQUITY

Preferred Stock, par value .10,
Authorized 10,000,000 shares                                       --                --                --
Preferred Stock, Series B, par
value .10, Authorized 10,000,000 shares                            --                --                --
Common Stock, par value $.01;
Authorized 40,000,000 shares
Issued and outstanding (net of
treaury shares) 36,899,846; 32,436,206;
28,033,705                                                    363,116        323,938.00           298,038
Accumulated deficit                                       (37,552,537)      (35,700,284)      (33,780,164)
Capital in excess of par value                             36,794,402        36,674,843        36,597,743
Current net income                                           (635,719)       (1,852,253)       (1,920,123)

Total shareholders' equity (deficit)                       (1,030,738)         (553,756)        1,195,494
                                                         ------------      ------------      ------------

Total Liabilities and Shareholders' Equity (Deficit)        4,183,575         4,275,032         4,920,780
                                                         ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE SIX AND THREE MONTH
                    PERIOD ENDING DECEMBER 31, 2003 AND 2002

                                                            For the Three Months Ending
                                                                    December 31,
                                                               2003              2002
                                                           ------------      ------------
Revenue                                                    $     47,902      $      6,147
Expenses
        Costs related to revenues                                 9,600             4,753

        Selling, General and administrative expenses            260,508           308,516
                                                           ------------      ------------
                                                                270,108           313,269
                                                           ------------      ------------

        Operating income (loss)                                (222,206)         (307,122)

Other income (expenses)
        Litigation and Settlements                             (130,345)           (2,209)
        Interest income                                              --                --
        Interest expense                                        (67,367)          (17,682)
        Foreign Currency translations                            (2,400)               --
                                                           ------------      ------------

        Income (loss) from operations before provision
           for income                                          (422,318)         (327,013)
        Provision / Benefit for income taxes

        NET INCOME (LOSS)                                  $   (422,318)     $   (327,013)
                                                           ============      ============

Basic income (loss) per share                                     (0.01)            (0.01)
        Weighted average common shares outstanding           33,652,000        27,538,051
                                                           ============      ============

        Diluted income (loss) per share                           (0.01)            (0.01)

        Weighted average common shares outstanding           33,652,000        27,538,051
                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
              FOR THE SIX MONTHS ENDING DECEMBER 31, 2003 AND 2002

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Six Month Period Ended December 31,
                                                                                        2003           2002
                                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                            $(635,719)     $(560,407)
        Adjustments to reconcile net income (loss) to net cash
                used in operating actvities:
           Amortization of film costs                                                   68,492         51,492
           Additions to film costs                                                     (10,000)       (72,753)
           Other depreciation and amortization                                          49,998         49,998
           Issuance of shares of common stock in consideration
           for services rendered                                                        57,778             --
        Changes in assets and liabilities:
           Accounts receivable, net                                                    (50,479)       (30,068)
           Notes receivable and advances                                                    --        (27,972)
           Prepaid expenses and other                                                  (18,750)            --
           Accounts payable and accrued expenses                                       237,573        277,196
           Notes Payable                                                               (12,599)
           Due to Producers and Participants                                                           57,162
           Deferred Revenues                                                                           74,250
           Accrued wages and Taxes and Structured Payments                             188,160         (7,000)
           Accrued interest                                                             25,050          6,400
                                                                                     ---------      ---------

                Net cash used in operating activities                                 (100,496)      (181,702)
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of fixed assets                                                         --             --
        Subsidairy Activity                                                                 --             --
                                                                                     ---------      ---------
                Net cash used in investing activities                                       --             --
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from private placement sale of common stock                            --
           (excluding stock issued for services)                                            --         90,000
        Net proceeds/payments - notes and loans payable                                100,000         88,348
                                                                                     ---------      ---------
        Net cash provided by financing activities                                      100,000        178,348
                                                                                     ---------      ---------

        Net increase (decrease) in cash                                                   (496)        (3,354)
        Cash at beginning of period                                                        948          3,675
                                                                                     ---------      ---------

        Cash at end of period                                                        $     452      $     321
                                                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
             CONSOLIDATED CHANGES OF SHAREHOLDER'S EQUITY (DEFICIT)
                             FOR THE PERIOD ENDING
                        12/31/2003, 6/30/2003, 6/30/2002


                                                                 COMMON STOCK          CAPITAL IN ESCESS
                                                            SHARES          AMOUNT        OF PAR VALUE
                                                          ===========     ===========     ===========
Balances - June 30, 2002                                   30,392,039     $   298,038     $36,597,743
                                                          ===========     ===========     ===========

   Issuance of shares in consideration for
   financial services rendered                                      0     $        --     $        --
   Issuance of shares of common stock to
   equity investors                                         2,590,000     $    25,900     $    77,100
   Net loss

Balances - June 30, 2003                                   32,982,039     $   323,938     $36,674,843
                                                          ===========     ===========     ===========

   Issuance of shares of common stock as partial
   consideration of loans made to company                     340,000     $     3,400     $    15,000
   Issuance of shares in consideration for
   financial services rendered                                500,000     $     5,000     $    35,000
   Issuance of Common Shares to Employees                      77,807     $       778     $     7,000
   Issuance of shares of common stock to
   equity investors
   Issuance of shares of common stock in full
   satisfaction of loan and accrued interest
   Net loss
Balances - September 30, 2003                              33,899,846         333,116      36,731,843
                                                          ===========     ===========     ===========

   Issuance of shares of common stock as partial
   consideration of loans made to company
   Issuance of shares in consideration for
   financial services rendered                                     --     $        --     $        --
   Issuance of shares of common stock to
   equity investors
   Issuance of shares of common stock in full
   satisfaction of loan and accrued interest                3,000,000     $    30,000     $    62,559
   Net loss

Balances - December 31, 2003                               36,899,846         363,116      36,794,402
                                                          ===========     ===========     ===========

                                                                           TOTAL
                                                                        SHAREHOLDERS'
                                                      ACCUMULATED          EQUITY
                                                       DEFICIT            (DEFICIT)
                                                      ------------      ------------
Balances - June 30, 2002                              $(35,700,284)     $  1,195,497
                                                      ============      ============

   Issuance of shares in consideration
   for financial services rendered                                      $         --
   Issuance of shares of common stock to
   equity investors                                   $         --      $    103,000
   Net loss                                           $ (1,852,253)     $ (1,852,253)
Balances - June 30, 2003                              $(37,552,537)     $   (553,756)
                                                      ============      ============

   Issuance of shares of common stock as
   partial consideration of loans made to company                       $     18,400
   Issuance of shares in consideration
   for financial services rendered                                      $     40,000
   Issuance of Common Shares to Employees                               $      7,778
   Issuance of shares of common stock to
   equity investors
   Issuance of shares of common stock in full
   satisfaction of loan and accrued interest
   Net loss                                           $   (232,328)     $   (232,328)
Balances - September 30, 2003                          (37,784,865)         (719,906)
                                                      ============      ============

   Issuance of shares of common stock as partial
   consideration of loans made to company
   Issuance of shares in consideration for
   financial services rendered                                          $         --
   Issuance of shares of common stock to
   equity investors
   Issuance of shares of common stock in full
   satisfaction of loan and accrued interest                            $     92,559
   Net loss                                           $   (403,391)     $   (403,391)
Balances - December 31, 2003                           (38,188,256)       (1,030,738)
                                                      ============      ============

The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 30, 2003


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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of December 30, 2003, (b) the results of operations for the six and three month periods ended December 30, 2003, 2002 and 2001 and, (c) cash flows for the six and three month periods ended December 30, 2003, 2002, and 2001.


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

      "FREE" has been completed and is ready for distribution in all international markets. Recently, the film was licensed through Showtime to be aired in the coming second quarter of 2004.


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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                December 30, 2003

3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and related issues with the Muller-Smith judgment, and other reserves for litigation and settlements.


4.   Private Placement Information

     During the quarter ended December 30, 2003, the Company did not raise any funds through private placement(s) of the Company's common stock.


5.   Related Transactions and Majority Owned Subsidiary

     During the quarter ended June 30, 2001, the Company capitalized a venture capital company domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO) with an issuance of 2 million shares of restricted Odyssey Pictures Corporation stock. The Company then made cash available for OVO's investments and expenses in excess of one million dollars in replacement of its stock capitalization. Since the formation of OVO in March, 2000, the Company made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In December, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company. During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner. The company, as of June 30, 2002, has begun writing down these investments. Charges to the company's operations in the period ending December 30, 2003 were $50,000.

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

6.   Capital

     In December of 2003, the company borrowed $20,000 for working capital needs in a sixty-day note at 12% per annum.

     The company also borrowed funds totaling $4,850 from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received.

JL Media Services LLC, an affiliate of Mr. Foster, also loaned additional funds to the company during the quarter ending December 30, 2003. The funds are added to the already outstanding secured notes that JL Media Services LLC has with the company. These notes carry an interest rate of twelve percent (12%). The interest is convertible into common stock if elected by the lender. Interest of $13,500 was incurred and charged as of December 31, 2003.

In August 2003, the Company signed an addendum to the Securities Purchase Agreement with the US investment company of La Jolla Cove Investors, Inc. for the sale of a $100,000 8% convertible debenture and a warrant to purchase up 2,500,000 shares of our common stock. This debenture was secured additionally with third party property related to the Kasstech Joint Venture wherein 30% of those proceeds, plus additional considerations on future funding, will be used for the venture. The Company also agreed to issue 120,000 shares of stock in consideration for the third party property participation.

In August of 2003, the Company completed and registered an S-8 Issue prospectus in satisfaction of consultation fees and contract labor pursuant to the rules and regulations afforded in such registration under "Advice and Consulting Agreements". .The Company was able to satisfy a total of $50,000 in outstanding fees due for earlier work performed against consulting agreements, and continued work to be performed that the Company needed assistance with.

7.   Contingent Liabilities

     In December of 2002, the company entered into an arrangement to post-produce and distribute the project entitled "FREE", a feature length motion picture. In the agreement for this film, the company has the right to acquire the asset for a sum of money and may obtain further rights through the exercise of an option. As of December 30, 2003, the option period for the Company has been extended due to excessive delays in delivery and added time needed to complete the project.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three months Ended December 30, 2003 and 2002

     Revenues for the six and three months ended December 30, 2003 increased to $102,258 from $62,201 for the comparable period ended December, 30 2002. This increase is due to changes in the Company's beginning to market and promote its active library and adding attention to creating additional inventories and new film product. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Two new films became available for delivery during this period and they are being marketed at present.

     Costs related to revenues decreased to $9,600 for the six and three month period ended December 30, 2003 from $14,422 for the comparable six and three months ended December 30, 2002. This was due to the fact that the revenues reported were due from licensing renewals, for which certain costs have already been amortized and the fact that a portion of the revenue reported is reimbursements of already-expensed items.

     Selling, general and administrative expenses decreased by $ 124,720 to $441,436 for the six and three month period ended December 30, 2003, from $566,156 for the comparable period in 2002. The decrease in costs is primarily attributed to the decrease in salary and employee overhead as well as an overall reduction in the operating expenses. In addition, the company still continues to experience a significant expense for its legal costs, mainly due to settlement efforts underway as well as costs related to seeking alternate financing resources.

     Interest expense increased to $125,795 for six and three month period ended December 30, 2003, from $39,820 for the comparable period ending December 30, 2002.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of December 30, 2003, the Company had a net operating loss carryforward of approximately $38,188,256 expiring through 2015, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses could be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of December 30, 2003, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

     At December 30, 2003, the Company had a cash position of $452.

     The Company had no material commitments for capital expenditures as of December 30, 2003.

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

Critical Accounting Policies


Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company). As of December 30, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

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

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company). As of December 30, 2003, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry. In April 2003, the Company was notified that the "Morgan Case" was issued a judgment in the amount of $250,000. The Company is and has been in contact with counsel and has an agreement on enforcement pending a continued payment plan being made.



Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on December 30, 2003.


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

The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on December 30, 2003, still was an outstanding issue. In April of 2003, the California Court upheld the indemnification claim for Muller-Smith and declared a judgment against Odyssey in the amount of $360,000, which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with Muller-Smith on April 21and sought settlement discussions with Muller-Smith. In a subsequent conversation on May 6, the Muller-Smith refused the opportunity to continue settlement discussions. Muller-Smith notified the Company that an additional $100,000 was owed against the same claim. This increased amount was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full payment or entering into an amicable and affordable settlement arrangement, then the Company would be severely hampered in its ability to adequately manage the operations. The Company would expect to experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time and resources. The Company will need to seek alternate means of capitalization in order to meet not only its operating payments but also possible payments in settlement. There are certain remedies in the Company's attempts to perhaps confront the judgment and render the judgment unenforceable. These include, but may not be limited to, possible future discoveries, which may or may not be determined as acts of wrongful or criminal intent against the Company, fraudulent actions or similar wrongful activities. Presently there are numerous activities surrounding this issue, such as depositions, claims and collection activities and the company and management has experienced constant business interruption in providing information and having to adhere to court appearances during the post-judgment discovery process that is continuing on a daily basis .

There is a perfected judgment issued to a law firm in Los Angeles, Arter & Hadden LLP, which is from representation in the above suits prior to specific counsel moving to another firm, which is currently representing the Company. It is the Company`s intention to pay or settle this amount as and when it is economically feasible to do so. The amount due is $30,000. The judgment has been filed in Texas as well and the Company is in continual discussion with the collection attorney involved on behalf of Arter and Hadden. Whereas settlement discussion have been underway, nothing has been offered from the COmpany as of the close of business son December 31, 2003.

In July of 2003, a complaint was filed in the State of Florida between Distinct Web Creations, Inc. and the Company and names the individual, John W. Foster, as defendants. The complaint is for non-payment of services resulting from an assumed contract for the transaction of Filmzone.Com and Filmzone LLC, a Florida Limited Liability Company, as completed in early 2001. The amount owing on the claim is $12,000 and seeks the repayment of this amount plus unspecified damages. The Company has engaged counsel in Florida and will vigorously defend its position for both the Company and for Mr. Foster. Discovery process is underway. The Company has indicated to Distinct Web Creations that it desires to settle the open amounts on an amicable basis. Odyssey is being represented by a law firm in Florida and has instructed them to assist in a settlement that may be affordable for the Company to enter into.

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

     Odyssey is no longer pursuing additional subscriptions to this Bond as it has expired and its offering is no longer available.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An interest payment was due on April 12, 2002 and was made by a third party, therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its agent (Investment Bank Luxembourg) for immediate payment. As of December 30, 2003, no payment has been made against the bond, but management is making plans to address the restructuring of any amounts due as soon as possible.


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

     The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July of 2002. The company, as of June 30, 2002, reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup. The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses and, although the Company expects full recovery, this resulted in $180,000 contribution of losses for the period ending December 30, 2003. Further meetings have been scheduled to attempt collections and satisfaction of these outstanding amounts.


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


ITEM 6. EVENTS SUBSEQUENT TO THE FISCAL QUARTER

Extraordinary costs associated with the litigation settlements, including legal fees and interest on legal fees, were $43,746 for the six month period ending December 30, 2003.

The Company continues (since June 30, 2003), to reserve an additional amount of funds for possible settlements to the outstanding judgment in the "Muller and Smith" case.

The company renewed all of its notes with Auric Trading AG (the former Cofima Finanz AG company in Zurich) including all accounts payable, into a series of notes due December 2003. All are convertible into common shares if so elected. At the end of December 2003, Auric notified the company that is requested to convert a portion of its notes into shares of common stock pursuant to the agreement entered into in December 2002 whereby Auric has the option of making such conversion. Therefore, the Company agreed to issue 3,000,000 shares of common stock to the holders of notes as instructed by Auric. The result of this transaction was the reduction in 92,588.55 USD in debt, which totaled approximately $285,000.

The Company has entered into a tentative agreement whereby Mr. Ian Jessel may become a consultant and assist in structuring a sales base for new films and assist in Odyssey's repositioning in the marketplace. Terms of the negotiated arrangement shall be payable on an 18 month term, in exchange for and consideration of the past amounts owing, with an additional stock issue being made to him on a quarterly basis. This would fully settlement the matter with the Company and would assist in forwarding the Company's movement into several areas it has not been able to accommodate in the past.


ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

         32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350

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

DATED: February 23, 2004