Form 10-Q
period 2004-03-31
ODYSSEY PICTURES CORP
filed 2004-05-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 2004
                           ---------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______


                           Commission File No. 0-18954


                          ODYSSEY PICTURES CORPORATION
                -------------------------------------------------
               (Exact name of registrant as specified in charter)


        Nevada                                                   95-4269048
------------------------                                    --------------------
 (State or other juris-                                      (I.R.S. Employer
diction of incorporation                                    Identification No.)
   or organization)


              16910 DALLAS PARKWAY, SUITE 104, DALLAS, TEXAS 75248
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone No., including area code: (972) 818-7990
                                                 (972) 818-7829 FAX


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

Common Stock, par value $.01 per share 37,549,846 outstanding shares as of March 31, 2004.

                          ODYSSEY PICTURES CORPORATION

                                      INDEX
                                                                           Page
Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Consolidated Balance Sheets as of
           March 31, 2004, June 30, 2003, 2002                                1

         Consolidated Statements of Operations
           for the Nine and three Month Period Ended
           March 31, 2004, 2003 and 2002                                      2

         Consolidated Statements of Cash Flows
           for the Nine and three Month Period Ended
           March 31, 2004, 2003 and 2002
                                                                              3


Notes to Consolidated Financial Statements                                  4-6

Item 2. Management's discussion and analysis of
             Financial Condition and Results of Operations                  7-10


PART II - OTHER INFORMATION                                                 9-12

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


                                               Odyssey Pictures Corporation
                                           Consolidated Statement of Operations
                                                         (unaudited)


                                                                                 March 31,2004     June 30, 2003   June 30, 2002
 Assets                                                                         ==================  =============  =============
Cash                                                                          $            5,534            948          3,675
Accounts Receivable, net of allowances of 64,408, and 58,415, and -0-.                   163,727        229,326        267,587
Notes Receivable, Net of allowances of -51007, and -0-, and -0-                           34,030              -              -
Advances in Films and Ventures                                                           143,223        108,151         56,900
Other Assets, Prepaids and Deposits                                                      139,440        100,142        166,500
                                                                                -----------------  -------------  -------------
Total Current Assets                                                                     485,955        438,567        494,662
                                                                                -----------------  -------------  -------------
Film Properties
Filmzone, Hallmark and Kimon Assets                                                    3,148,929      3,148,929      3,404,635
Amortization and Depreciation                                                           (767,544)      (690,306)      (399,322)
                                                                                -----------------  -------------  -------------
Total Film Properties                                                                  2,381,385      2,458,623      3,005,313
                                                                                -----------------  -------------  -------------
Intangible Properties
Filmzone and Domain Interests                                                            906,389        906,389        906,389
Amortization and Depreciation                                                           (249,993)      (174,996)       (75,000)
                                                                                -----------------  -------------  -------------
Total Intangible Properties                                                              656,396        731,393        831,389
                                                                                -----------------  -------------  -------------
Other Assets
Production in Progress                                                                    63,563         61,533          4,500
Interest in Affiliates                                                                   123,248        123,248        123,248
Subsidiary Investments (Net of allowances of 50,000 and -0- and -0-)                     411,668        461,668        461,668
                                                                                -----------------  -------------  -------------
Total Other Assets                                                                       598,479        646,449        589,416
                                                                                -----------------  -------------  -------------
Total Assets                                                                           4,122,215      4,275,032      4,920,780
                                                                                =================  =============  =============

                                 Liabilities
Current Liabilities
Accounts Payable                                                                       1,209,502      1,187,415        890,036
Structured Payments and Other Payables                                                   586,556        646,042        484,560
Accounts Payable to Affiliates                                                           109,829         71,734         19,350
Short Term Loans                                                                         441,010        113,462         45,000
Accrued Interest Accumulated                                                             240,821        240,821        228,021
Deposits and Other                                                                       235,584        235,584        235,584
Other Accrued Liabilities and Reserves                                                   517,615        419,265        360,733
                                                                                -----------------  -------------  -------------
Total Current Liabilities                                                              3,340,917      2,914,323      2,263,284
                                                                                -----------------  -------------  -------------
Other Liabilities

Other Notes Payable                                                                    1,066,884      1,023,038        968,022
Note to Affiliates                                                                       177,225        165,912        150,829
Contract Liabilties to Affiliated Parties                                                143,413        143,413        128,500
Contract Liabilties                                                                      550,850        482,102        214,651
Long Term Debt                                                                           150,000        100,000              -
                                                                                -----------------  -------------  -------------
Total Other Liabilities                                                                2,088,372      1,914,465      1,462,002
                                                                                -----------------  -------------  -------------
Total Liabilities                                                                      5,429,289      4,828,788      3,725,286
                                                                                =================  =============  =============

                            Shareholders' Equity
Preferred Stock, par value .10, Authorized 10,000,000 shares                                   -              -              -
Preferred Stock, Series B, par value .10, Authorized 10,000,000 shares                         -              -              -
Common Stock, par value $.01; Authorized 40,000,000 shares.
Issued and outstanding (net of treasury shares) 37,549,846;
 32,982,039; 30,392,039                                                                  369,616        323,938        298,038
Accumulated deficit                                                                  (37,552,537)   (35,700,284)   (33,780,164)
Capital in excess of par value                                                        36,846,402     36,674,843     36,597,743
Current net income                                                                      (970,555)    (1,852,253)    (1,920,123)

Total shareholders' equity (deficit)                                                  (1,307,074)      (553,756)     1,195,494
                                                                                -----------------  -------------  -------------

Total Liabilities and Shareholders' Equity (Deficit)                                   4,122,215      4,275,032      4,920,780
                                                                                =================  =============  =============


                               The accompanying notes are an integral part of these financial statements.

                                                                        1

                                               Odyssey Pictures Corporation
                                           Consolidated Statement of Operations
                                                         (unaudited)


                                                       For the Three Months Ending                For the Nine Months Ending
                                                               March 31,                                   March 31,
                                                     2004         2003          2002             2004         2003          2002
                                                  ============ ============  ============    ============= ============ ============
Revenue                                             $(20,096)     $ 4,500     $ 166,167         $ 71,734     $ 62,215     $ 167,082
Expenses

  Costs related to revenues                                0            0         53429                0        14608        104996

  Selling, General and administrative expenses       183,228       28,021        85,064          536,106      436,073       440,814
                                                  ------------ ------------  ------------    ------------- ------------ ------------
                                                     183,228       28,021       138,493          536,106      450,681       545,810
                                                  ------------ ------------  ------------    ------------- ------------ ------------

  Operating income (loss)                           (203,324)     (23,521)       27,674         (464,372)    (388,466)     (378,728)

Other income (expenses)

  Litigation and Settlements                          (3,678)                   (19,116)        (168,523)     (48,636)      (97,134)
  Interest income                                           -                                           -
  Interest expense                                   (57,109)      (8,799)      (57,003)        (183,024)     (62,759)     (102,953)
  Amortization of Film Costs                         (50,745)     (50,745)      (50,745)        (152,235)    (152,235)     (152,235)
  Other Income (Expense)                                   -            -             -                -     (180,000)            -
  Foreign Currency translations                            -                                      (2,400)
                                                  ------------ ------------  ------------    ------------- ------------ ------------


  Income (loss) from operations before              (314,856)     (83,065)      (99,190)        (970,555)    (832,096)     (731,050)
      provision for income taxes
  Provision / Benefit for income taxes

  NET INCOME (LOSS)                                $(314,856)   $ (83,065)    $ (99,190)       $(970,555)   $(832,096)    $(731,050)
                                                  ============ ============  ============    ============= ============ ============

Basic income (loss) per share                          (0.01)       (0.00)        (0.00)           (0.03)       (0.03)       (0.03)


  Weighted average common shares outstanding      35,793,443   29,803,821    24,196,562       35,793,443   29,803,821    24,196,562
                                                  ============ ============  ===========     ============ ============  ============

  Diluted income (loss) per share                     (0.01)        (0.00)        (0.00)           (0.03)       (0.03)       (0.03)


  Weighted average common shares outstanding      35,793,443   29,803,821    24,196,562       35,793,443   29,803,821    24,196,562
                                                  ============ ============  ===========     ============ ============  ============





                                  The accompanying notes are an integral part of these financial statements.

                                                                         2

                                               Odyssey Pictures Corporation
                                           Consolidated Statement of Cash Flows
                                                         (unaudited)

                                                                             For the Nine Month Period Ended March 31,
                                                                                   2004                2003             2002
                                                                             ------------------  -----------------  -------------
Cash Flows From Operating Activities:
       Net income (loss)                                                              (970,555)          (832,097)      (731,050)

       Adjustments to reconcile net income (loss) to net cash
               used in operating actvities:
          Amortization of film costs                                                    77,238             77,238         76,949
          Additions to film costs
          Other depreciation and amortization                                           74,997             74,997         25,000
          Issuance of shares of common stock in consideration
          for services rendered
       Changes in assets and liabilities:
          Accounts receivable, net of Doubtful accounts                                 11,063            (24,254)      (168,363)
          Notes receivable and advances                                                (60,326)           (13,279)             -
          Prepaid expenses and other                                                                      (79,456)       (77,001)
          Accounts payable and accrued expenses                                        476,688            366,960        249,612
          Notes Payable                                                                  6,000
          Due to Producers and Participants
          Deferred Revenues - CEO                                                      116,858                  -              -
          Accrued wages and Taxes and Structured Payments                               65,000            127,650       (235,804)
          Accrued interest                                                                                  6,400         13,049
                                                                             ------------------  -----------------  -------------

               Net cash used in operating activities                                  (203,037)          (295,841)      (847,608)
                                                                             ------------------  -----------------  -------------

Cash Flows From Investing Activities:
       Acquisition of fixed assets and Production Activity                              (2,031)                 -        160,883
       Subsidairy Activity                                                                   -                  -              -
                                                                             ------------------  -----------------  -------------
               Net cash used in investing activities                                    (2,031)                 -        160,883
                                                                             ------------------  -----------------  -------------

Cash Flows From Financing Activities:

       Net proceeds from private placement sale of common stock                        132,599              3,000        590,000
          (including conversion and excluding stock issued for services)
       Net proceeds/payments - notes and loans payable                                  75,024            290,402         87,715

                                                                             ------------------  -----------------  -------------
       Net cash provided by financing activities                                       207,623            293,402        677,715
                                                                             ------------------  -----------------  -------------

       Net increase (decrease) in cash                                                   4,586             (2,439)        (9,010)
       Cash at beginning of period                                                         948              3,675          1,163
                                                                             ------------------  -----------------  -------------

       Cash at end of period                                                             5,534              1,236         (7,847)
                                                                             ==================  =================  =============




                          The accompanying notes are an integral part of these financial statements.

                                                                3

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2004


1.   Basis of Financial Statement Preparation

     The Consolidated Financial Statements for Odyssey Pictures Corporation and subsidiaries (collectively the "Company"), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Management has included in the Company's consolidated financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances. These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto included in the Company's Report on Form 10-K for the period ended June 30, 2003. These statements have been adjusted to conform to current reporting requirements and the prior period statements have also been conformed to reflect the new reports as well.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly (a) the financial position as of March 31, 2004, (b) the results of operations for the nine and three month periods ended March 31, 2004, 2003 and 2002 and, (c) cash flows for the nine and three month periods ended March 31, 2004, 2003, and 2002.

The consolidated balance sheet as of March 31, 2004, the consolidated statement of income for the nine and three ended March 31, 2004 and the consolidated statement of cash flows for the nine and three months ended March 31, 2004 contained within this Form 10-Q have not been reviewed by an independent public accountant. On April 15, 2004, the audit committee of the Company engaged the services of Michael F. Cronin ("Michael F. Cronin") as its new independent accountant. Michael F. Cronin has been engaged to audit the financial statements of the Company for the fiscal year ending June 30, 2004 and review the financial statements of the Company for the quarter ending March 31, 2004. As of the date of the filing of this report, Mr. Cronin has not completed the review of the financial statements for this quarter. Pending any material changes upon future review by our independent auditor, management will update the filing if required.

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2004

3.   Litigation - Accrued Settlements - Structured Payments

     Included in structured payments and accrued liabilities are agreed amounts for the settlements with Ian Jessel, Dennis Morgan, and related issues with the Muller-Smith judgment, and other reserves for litigation and settlements.

4.   Private Placement Information

     During the quarter ended March 31, 2004, the Company did not raise any funds through private placement(s) of the Company's common stock.

5.   Related Transactions and Majority Owned Subsidiary

     During the quarter ended June 30, 2001, the Company capitalized a venture capital company domiciled in Luxembourg, named Odyssey Ventures Online Holding, S.A. (OVO) with an issuance of 2 million shares of restricted Odyssey Pictures Corporation stock. The Company then made cash available for OVO's investments and expenses in excess of one million dollars in replacement of its stock capitalization. Since the formation of OVO in March, 2000, the Company made the following investments: (i)an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii)an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately-held company that has developed a patent-pending internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. In December, 2000, OVO sold 30% of its investment in Purchase Pooling to Edge Technology Group, Inc. (OTC Bulletin Board: EDGE) in return for 264,000 shares of the company. During the course of the fourth quarter of the fiscal year ending June 30, 2001, management determined that the maintenance and costs of overseeing the assets of OVO, with the long term benefits in technology business having to be revised significantly, require a change in the earlier plans to pursue added investments in related technological ("Tech") companies. Recent down-grades of outside investments have affected the growth plans of many companies. The fact that the Company has had numerous difficulties in securing its long term investment capital and has had little or no financial activity, the prospects of future investments and growth plans of subsidiary operations have been discontinued. It is the intention of the Company to liquidate the assets of the subsidiary in an orderly manner. The company, as of June 30, 2002, has begun writing down these investments. Charges to the company's operations in the period ending March 31, 2004 were $50,000.

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

                          ODYSSEY PICTURES CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2004

6.   Capital

In December of 2003, the company borrowed $20,000 for working capital needs in a sixty-day note at 12% per annum. The company also borrowed funds totaling $4,850 from an Officer during the course of this current quarter on terms to be repaid as anticipated funds are received. The Company also borrowed $16,000 in additional capital from a private source for 90 days at an interest rate of 12% per annum.

JL Media Services LLC, an affiliate of Mr. Foster, also loaned additional funds to the company during the quarter ending March 31, 2004. The funds are added to the already outstanding secured notes that JL Media Services LLC has with the company. These notes carry an interest rate of twelve percent (12%). The interest is convertible into common stock if elected by the lender. Interest of $13,500 was incurred and charged as of March 31, 2004.

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


7.   Contingent Liabilities

     In December of 2002, the company entered into an arrangement to post-produce and distribute the project entitled "FREE", a feature length motion picture. In the agreement for this film, the company has the right to acquire the asset for a sum of money and may obtain further rights through the exercise of an option. As of March 31, 2004, the option period for the Company has been extended due to excessive delays in delivery and added time needed to complete the project.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2004 and 2003

     Revenues for the nine and three months ended March 31, 2004, including amortization costs, increased to $71,734 from $62,215 for the comparable period ended March 31, 2003. This increase is due to changes in the Company's beginning to market and promote its active library and adding attention to creating additional inventories and new film product. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Two new films became available for delivery during this period and they are being marketed at present. The current three months show a negative sales figure. This is due to the fact that the Company had credited an invoice due to discontinuance of a theatrical arrangement on on e of its films. As this was the Company's first exposure to this type of arrangement, the expected revenue was not as originally billed, as this is typical within the independent market.

     Costs related to revenues decreased to $0. for the nine and three month period ended March 31, 2004 from $14,608 for the comparable nine and three months ended March 31, 2003. This was due to the fact that the revenues reported were due from licensing renewals, for which certain costs have already been amortized and the fact that a portion of the revenue reported is reimbursements of already-expensed items.

     Selling, general and administrative expenses increased by $ 100,033 to $ 688,341 for the nine and three month period ended March 31, 2004, from $ 588,308 for the comparable period in 2003. This increase in costs is primarily attributed to the addition of necessary assistance in outside consultants and an overall increase in rents and accrued salary (deferred) of management. In addition, the company still continues to experience a significant expense for its legal costs, mainly due to settlement efforts underway as well as costs related to seeking alternate financing resources.

     Interest expense increased to $183,024 for nine and three month period ended March 31, 2004, from $62,759 for the comparable period ending March 31, 2003. This is mainly due to the refinancing of several notes as well as fees associated with the refinancing.

     The Company did not recognize any tax benefits related to its losses from operations for either period due to its inability to carry-back such losses to prior years.

     As of March 31, 2004, the Company had a net operating loss carryforward of approximately $38,523,092 expiring through 2015, some that may be available to be used to reduce future tax liability. Due to limitations imposed by the Internal Revenue Service, the utilization of approximately $4,900,000 of these net operating losses could be limited to approximately $350,000 per year.

     The Company's principal activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries. As of March 31, 2004, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company relies heavily on interim loans, capital contributions and increased equity placements from its current, and new, shareholders. In addition, the Company continues its attempt to secure additional funding through a variety of opportunities and is currently engaging in negotiations to secure such funds. The Company cannot make assurances that it will be successful in doing adding to its working capital to meet its expenditure needs and service of its debts. There are no lines of credit available to the Company. The Company cannot make assurances that additional funds will be available from any of these sources on favorable terms, if at all.

At March 31, 2004, the Company had a cash position of $ 5,534.

     The Company had no material commitments for capital expenditures as of March 31, 2004.

Costs associated with the litigation settlements, including legal fees and interest on legal fees, were $ 168,523 for the nine month period ending March 31, 2004.

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

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company). As of March 31, 2004, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

The Company has entered into a term agreement whereby Mr. Ian Jessel may become a consultant and assist in structuring a sales base for new films and assist in Odyssey's repositioning in the marketplace. Terms of the negotiated arrangement shall be payable on an 18 month term, in exchange for and consideration of the past amounts owing, with an additional stock issue being made to him on a quarterly basis. This would settle the matter with the Company and would assist in forwarding the Company's movement into several areas it has not been able to accommodate in the past.


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

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company). As of March 31, 2004, there have been no payments made towards the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry. In April 2003, the Company was notified that the "Morgan Case" was issued a judgment in the amount of $250,000. The Company is and has been in contact with counsel and has an agreement on enforcement pending a continued payment plan being made.

Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County.Complaint for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff's corporate involvement. Odyssey has offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on March 31, 2004.

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

The "Muller & Smith Case" (lawsuit filled for indemnification and reimbursement of legal fees regarding the Pfannebecker Case) is, at the close of business on March 31, 2004, still was an outstanding issue. In April of 2003, the California Court upheld the indemnification claim for Muller-Smith and declared a judgment against Odyssey in the amount of $360,000, which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with Muller-Smith on April 21and sought settlement discussions with Muller-Smith. In a subsequent conversation on May 6, the Muller-Smith refused the opportunity to continue settlement discussions. Muller-Smith notified the
Company that an additional $100,000 was owed against the same claim. This increased amount was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full payment or entering into an amicable and affordable settlement arrangement, then the Company would be severely hampered in its ability to adequately manage the operations. The Company would expect to experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time and resources. The Company will need to seek alternate means of capitalization in order to meet not only its operating payments but also possible payments in settlement. There are certain remedies in the Company's attempts to perhaps confront the judgment and render the judgment unenforceable. These include, but may not be limited to, possible future discoveries, which may or may not be determined as acts of wrongful or criminal intent against the Company, fraudulent actions or similar wrongful activities. Presently there are numerous activities surrounding this issue, such as depositions, claims and collection activities and the company and management has experienced constant business interruption in providing information and having to adhere to court appearances during the post-judgment discovery process that is continuing on a daily basis. Muller-Smith have sent notices for deposition for the CEO and have engaged in depositions on two occasions. Muller-Smith received documents from the Company based upon their requests and Muller-Smith claimed that the delivery of these documents were inefficient and incomplete. Muller-Smith appealed to the court in Texas and received an order compelling management to deliver certain records and documents, to which management complied in February. Notices were sent to the company to indicate that the documents were still incomplete. Management contends that it has delivered what the company has in its possession and still is attempting to satisfy the necessary requirements for pending post judgment discovery to Muller-Smith. Further hearings and notices have been received from Muller-Smith on these matters including the request for deposition of board members as well. Management has offered a potential settlement through one of the present shareholders and investors of the company, the details of which are in discussion at present.

There is a perfected judgment issued to a law firm in Los Angeles, Arter & Hadden LLP, which is from representation in the above suits prior to specific counsel moving to another firm, which is currently representing the Company. It is the Company`s intention to pay or settle this amount as and when it is economically feasible to do so. The amount due is $30,000. The judgment has been filed in Texas as well and the Company is in continual discussion with the collection attorney involved on behalf of Arter and Hadden. Whereas settlement discussion have been underway, nothing has been offered from the Company as of the close of business son March 31, 2004.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     An interest payment was due on April 12, 2002 and was made by a third party, therefore the Senior Secured Bond was in compliance with its requirements. The company did not have sufficient cash to make its next semi-annual payment (due October 15, 2002) and therefore, risks the Bond being placed in default. The company has received demand from its agent (Investment Bank Luxembourg) for immediate payment. As of March 31, 2004, no payment has been made against the bond, but management is making plans to address the restructuring of any amounts due as soon as possible.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.


ITEM 5. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On July 6th of 2001, the Board voted on the assignment of Mr. Foster to CEO and Chairman of the Board of Odyssey Pictures Corporation. Mr. Schotte resigned as CEO and Chairman and was appointed the position of Executive Vice Chairman on the Board. This change was due to the approved transition by the Board for the further growth plans of Odyssey. On December 9, 2001 Mr. Schotte resigned from the board of directors to focus on the Company's two related entities and other interests. Mr. Schotte lives in Luxembourg and was the managing director of the Company's 99% subsidiary that is headquartered there, Odyssey Ventures Online Holding, S.A. He is also the controlling shareholder and director general of Media Trust, S.A. of which the Company owns 18%. Recently the company held a shareholders' election for the removal of its three directors, which included Media Trust, SA. The Company demanded documentation of disbursements and expenses previously reported in the accounts of the Company. The Company pursued the control of the subsidiary and a settlement of all accounts underway. The Company has offset all undocumented expenses from prior management contracts and the resulting amounts were booked as gains and losses. While the Company expects full recovery, a reserve for losses has been taken.

The Company in March gave notice to the Managing Director of its 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO")., that it was removing all Directors and replacing them with members of the Odyssey Pictures Corporation Board. The Company has hired legal counsel in Brussels to recover the assets of the subsidiary for orderly liquidation. While the Company was advised that the action in March was legally binding, the Company's legal counsel delivered formal notice to further formalize the actions taken in July of 2002. The company, as of June 30, 2002, reduced is valuation of the OVO assets mainly due to their determination of liquidity. In addition, the company wrote off all of the development expense relating to the OVO initial startup. The Company is in the process of exploring all avenues for full recovery of these assets. A reserve has been taken against any potential losses and, although the Company expects full recovery, this resulted in $180,000 contribution of losses for the period ending March 31, 2004. Further meetings have been scheduled to attempt collection and satisfaction of these outstanding amounts on an amicable basis.

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


ITEM 6. EVENTS SUBSEQUENT TO THE FISCAL QUARTER

In April of 2004, the pending judgment for Mr. Jessel was entered in the amount of approximately 369,000. It is anticipated that this will be settled upon through the recent agreement for consulting services, for which Mr. Jessel will be representing the company's productions in the foreign markets to assist in rejuvenating the sales and marketing activity of the company.

On April 15, 2004, the audit committee of the Company engaged the services of Michael F. Cronin ("Michael F. Cronin") as its new independent accountant. Michael F. Cronin has been engaged to audit the financial statements of the Company for the fiscal year ending June 30, 2004 and review the financial statements of the Company for the quarter ending March 31, 2004.

The law firm of Jackson Walker has filed for a motion for withdrawal in its representation of Odyssey. This motion was subsequently granted, although Odyssey did not agree to the motion, and became effective on May 19, 2004.


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

DATED: May 27, 2004