Form 10-Q/A
period 2004-03-31
ODYSSEY PICTURES CORP
filed 2004-06-24
CIK 863061

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

Common Stock, par value $.01 per share 36,996,160 outstanding shares as of June 24, 2004.

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


                                               Odyssey Pictures Corporation
                                           Consolidated Statement of Operations
                                                         (unaudited)


                                                                                 March 31,2004     June 30, 2003   June 30, 2002
 Assets                                                                         ==================  =============  =============
Cash                                                                          $            5,534            948          3,675
Accounts Receivable, net of allowances of 64,408, and 58,415, and -0-.                   163,727        229,326        267,587
Notes Receivable, Net of allowances of -51,007, and -0-, and -0-                          34,030              -              -
Advances in Films and Ventures                                                           143,223        108,151         56,900
Other Assets, Prepaids and Deposits                                                      139,440        100,142        166,500
                                                                                -----------------  -------------  -------------
Total Current Assets                                                                     485,955        438,567        494,662
                                                                                -----------------  -------------  -------------
Film Properties
Filmzone, Hallmark and Kimon Assets                                                    3,148,929      3,148,929      3,404,635
Amortization and Depreciation                                                           (767,544)      (690,306)      (399,322)
                                                                                -----------------  -------------  -------------
Total Film Properties                                                                  2,381,385      2,458,623      3,005,313
                                                                                -----------------  -------------  -------------
Intangible Properties
Filmzone and Domain Interests                                                            906,389        906,389        906,389
Amortization and Depreciation                                                           (249,993)      (174,996)       (75,000)
                                                                                -----------------  -------------  -------------
Total Intangible Properties                                                              656,396        731,393        831,389
                                                                                -----------------  -------------  -------------
Other Assets
Production in Progress                                                                    63,563         61,533          4,500
Interest in Related Parties (unconsolidated)                                             123,248        123,248        123,248
Investments in unconsolidated Subsidiaries
 (Net of allowances of 50,000 and -0- and -0-)                                           411,668        461,668        461,668
                                                                                -----------------  -------------  -------------
Total Other Assets                                                                       598,479        646,449        589,416
                                                                                -----------------  -------------  -------------
Total Assets                                                                           4,122,215      4,275,032      4,920,780
                                                                                =================  =============  =============

                                 Liabilities
Current Liabilities
Accounts Payable                                                                       1,209,502      1,187,415        890,036
Structured Payments and Other Payables                                                   586,556        646,042        484,560
Accounts Payable to Related Parties                                                      109,829         71,734         19,350
Short Term Loans                                                                         441,010        113,462         45,000
Accrued Interest Accumulated                                                             240,821        240,821        228,021
Deposits and Other                                                                       235,584        235,584        235,584
Other Accrued Liabilities and Reserves                                                   517,615        419,265        360,733
                                                                                -----------------  -------------  -------------
Total Current Liabilities                                                              3,340,917      2,914,323      2,263,284
                                                                                -----------------  -------------  -------------
Other Liabilities

Other Notes Payable                                                                    1,066,884      1,023,038        968,022
Note to Related Parties                                                                  177,225        165,912        150,829
Contract Liabilities to Related Parties                                                  143,413        143,413        128,500
Contract Liabilities                                                                     550,850        482,102        214,651
Long Term Debt                                                                           150,000        100,000              -
                                                                                -----------------  -------------  -------------
Total Other Liabilities                                                                2,088,372      1,914,465      1,462,002
                                                                                -----------------  -------------  -------------
Total Liabilities                                                                      5,429,289      4,828,788      3,725,286
                                                                                =================  =============  =============

                            Shareholders' Equity
Preferred Stock, par value .10, Authorized 10,000,000 shares                                   -              -              -
Preferred Stock, Series B, par value .10, Authorized 10,000,000 shares                         -              -              -
Common Stock, par value $.01; Authorized 40,000,000 shares.
Issued and outstanding (net of treasury shares) 36,996,160;
 32,982,039; 30,392,039                                                                  369,616        323,938        298,038

Capital in excess of par value                                                        36,846,402     36,674,843     36,597,743
Accumulated deficit                                                                  (37,552,537)   (35,700,284)   (33,780,164)
Total shareholders' equity (deficit)                                                  (1,307,074)      (553,756)     1,195,494
                                                                                -----------------  -------------  -------------
Total Liabilities and Shareholders' Equity (Deficit)                                   4,122,215      4,275,032      4,920,780
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

                                                                         2

                                               Odyssey Pictures Corporation
                                           Consolidated Statement of Cash Flows
                                                         (unaudited)

                                                                             For the Nine Month Period Ended March 31,
                                                                                   2004                2003             2002
                                                                             ------------------  -----------------  -------------
Cash Flows From Operating Activities:
       Net income (loss)                                                              (970,555)          (832,097)      (731,050)

       Adjustments to reconcile net income (loss) to net cash
               used in operating activities:
          Amortization of film costs                                                    77,238             77,238         76,949
          Additions to film costs
          Other depreciation and amortization                                           74,997             74,997         25,000

       Changes in assets and liabilities:
          Accounts receivable, net of Doubtful accounts                                 11,063            (24,254)      (168,363)
          Prepaid expenses and other                                                         -            (79,456)       (77,001)
          Accounts payable and accrued expenses                                        440,625            298,263        170,837
          Accounts payable and accrued expenses to related parties                      38,094             68,697         78,775
          Notes Payable                                                                  6,000
          Accrued Salaries - Related Parties                                           116,858                  -              -
          Accrued wages and Taxes and Structured Payments                               65,000            127,650       (235,804)
          Accrued interest                                                                   -              6,400         13,049
                                                                             ------------------  -----------------  -------------

               Net cash used in operating activities                                  (140,680)          (282,562)      (847,608)
                                                                             ------------------  -----------------  -------------

Cash Flows From Investing Activities:
       Acquisition of fixed assets and Production Activity                              (2,031)                 -        160,883
       Notes receivable and advances                                                   (60,326)           (13,279)             -
                                                                              ------------------  -----------------  -------------
               Net cash used in investing activities                                   (62,357)           (13,279)       160,883
                                                                             ------------------  -----------------  -------------

Cash Flows From Financing Activities:
       Net proceeds from private placement sale of common stock                        132,599              3,000        590,000
          (including conversion and excluding stock issued for services)
       Net proceeds/payments - notes and loans payable                                  75,024            290,402         87,715

                                                                             ------------------  -----------------  -------------
       Net cash provided by financing activities                                       207,623            293,402        677,715
                                                                             ------------------  -----------------  -------------

       Net increase (decrease) in cash                                                   4,586             (2,439)        (9,010)
       Cash at beginning of period                                                         948              3,675          1,163
                                                                             ------------------  -----------------  -------------

       Cash at end of period                                                             5,534              1,236         (7,847)
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2004 and 2003

Revenues for the nine and three months ended March 31, 2004, including amortization costs, increased to $71,734 from $62,215 for the comparable period ended March 31, 2003. This increase is due to changes in the Company's beginning to market and promote its active library and adding attention to creating additional inventories and new film product. In addition, the Company has been in development for its business plan and market entry strategy in order to fully exploit its library and new product effectively. Two new films became available for delivery during this period and they are being marketed at present. The current three months show a negative sales figure. This is due to the fact that the Company had credited an invoice due to discontinuance of a theatrical arrangement on one of its films. As this was the Company's first exposure to this type of arrangement, the expected revenue was not as originally billed, as this is typical within the independent market.

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

Complaint for alleged breach of employment contract, fraud and fraudulent conveyance - Plaintiff alleges breach of an employment contact where Plaintiff sought unspecified compensatory damages. Although the company was advised that there are substantial defenses to this action, in December of 2001, the Company entered into mediation talks for a settlement, which was later entered into and accepted in February of 2001. In June of 2001, the first payment was made with subsequent payments thereafter.

As of the period ending December 31, 2002, The "Jessel Agreement" (the lawsuit filed in 1999 by Ian Jessel) has been settled and is required to have a payment arrangement adhered to as well as a continuing consulting agreement. The prompt payment of this agreement will keep a judgment of over $500,000 being filed against the company (and former officers of the company). As of March 31, 2004, there have been no payments made toward the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry.

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

In the "Morgan Settlement" (the lawsuit filed in 1999 by Dennis Morgan), the Parties have reached a settlement and have constructed a payment arrangement. The prompt payment of this agreement will keep a judgment of over $250,000 being filed against the company (and former officers of the company). As of March 31, 2004, there have been no payments made toward the agreement. The condition of this settlement, and lack of any payments (unless other arrangements are made) could result in either a 1) reinstatement of the lawsuit against the Company (and former officers individually, as well as affiliated companies of the former officers) or 2) the filing of a judgment against the Company (et. al.) with any enforcement rights that a judgment may carry. In April 2003, the Company was notified that the "Morgan Case" was issued a judgment in the amount of $250,000. The Company is and has been in contact with counsel and has an agreement on enforcement pending a continued payment plan being made.

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

DATED: June 24, 2004