Form 10-K/A
period 2003-06-30
ODYSSEY PICTURES CORP
filed 2004-07-30
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 2


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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....28

Signature....................................................................30

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

On January 3, 2002, at a regularly scheduled board meeting, the board of directors voted unanimously to elect Peter Bucher and Kjell Larsson to replace vacant positions made available by the resignation of Mr. Schotte and Mr. Koshakji. Mr. Bucher is a consultant in finance and resides in Germany. Prior to forming his company, Dival AG, he has a career in banking including Deputy Administrator with Schaffhaus Canton Bank and the Swiss Banking Association. Mr. Larsson resides in Florida and owns 1,518,055 shares of Odyssey through Kemp Entertainment, a company he formed with his wife in 1999. Larsson formed TigerNet Order, Inc. a web consulting and marketing company through a Kemp subsidiary and he had served as its President. TigerNet Order also has a Swedish subsidiary providing similar services. Prior to moving to Florida he formed one of the first video retail chains in Sweden and later became President of Scanbox AB.

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

Since the formation of OVO in March, 2000, the Company has made the following investments: (i) an investment of $500,000 for a 6.25% equity interest in PurchasePooling.com, Inc., a web-based demand aggregating service developed to enable government entities and businesses to realize significant cost savings by combining their purchasing power on large-ticket capital equipment, as well as other goods and services; (ii) an investment of $136,668 for a 25% equity interest in Webtelemarketing.com, an Internet-based company specializing in online recruiting by linking the supply and demand sides of the employment industry; (iii) an investment of $25,000 for a 1% equity interest in Exchange Enterprises, Inc., a privately held company that has developed a patent-pending Internet cash card that allows consumers to purchase products and services online without the use of credit cards or bank accounts. The interest in Purchase Pooling was acquired in February of 2000. In September of 2000, OVO, through a common relationship within the two entities of Purchase Pooling and Edge Technologies, (EDGE is a major investor in Purchase Pooling) determined that it would be profitable to acquire, through a stock swap, 264,000 shares in Edge Technology. This resulted in a 30% ($150,000) devaluation of the Purchase Pooling investment and a $150,000 basis for the Edge investment. The basis for this purchase of 264,000 shares of stock was at a value of $1.76 per share, which was the exchange agreed upon in the transaction. As of June 30, 2002, an analysis was completed on the valuation. It was determined that the share price had not yet met its targeted amount and that the current price (based upon an average trading of the prior 30 days) was .41 per share. Furthermore, with the consideration that prior management was no longer active in the promotion and activities of Edge, it was determined that the asset may in fact be impaired as to its future value. Therefore, as of the end of the period of June 30, 2002, the following write-down occurred:

Edge Technology - Loss on investment basis - (264,000 shares *.41 = $108,240)
                                             $108,240 - $150,000 basis = $41,760
Projected Reserve for future devaluation in Edge - $58,240
Total Loss and Reserve as charged to Income 6-30-02 = $100,000

This was a "dollar for dollar" transaction resulted in no gain or loss was reported in the issuance of the shares from Edge. This transaction was treated only as an extension of investments into other technology-related entities and that management at the time determined that it would be best to exercise diversity in investments when it was limited on capital.

The aggregate assessed value on the exchange if interest in Edge and Purchase Pooling is as follows:

Purchase Pooling - Investment of $500,000 for 6.25% results in 1% being based at $80,000.

Edge $150,000 exchange for 264,000 shares of stock results in 1.385% of Edge.

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

Costs related to the revenues decreased to $ 14,615 for the twelve months ended June 30, 2003 as compared to $106,050 for the twelve months ended June 30, 2002 and $152,953 for the same period ending Jun 30, 2001. The relative decrease in costs are primarily related to reclassification of depreciation costs associated with the earlier acquisition of the Kimon library and Hallmark film assets. In the past, and after the transaction with Kimon was completed, all depreciation costs were listed under "Cost of Goods". Originally there was a cost of goods charge for the amortization of film costs whereas in fact the amortization expense was an operational event and not a continuing charge against revenues. Certain revenues collected that are not relative to the assets being amortized would improperly be reflected in an overstatement of cost of goods had this adjustment not been made. The specific adjustment was the quarterly amortization charge for the Kimon and Hallmark films, which was $25,746 each quarter and totaled $102,984 for the year. This adjustment was reflected to a correct presentation in 2002, and continues in the same presentation and format on current financial reports. Additionally, the acquisition of the Kimon asset resulted in the acquisition of Filmzone.com, (a domain name for the web-site which will add to the Company's efforts in selling and marketing) which also is a depreciation item to be included in expense. Although this did not materially affect the overall asset of the Kimon Library, a re-evaluation could occur and in the event that there is substantial concern over the ability to generate revenue from this asset, further write-downs may occur.

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

                        TABLE OF CONTRACTUAL OBLIGATIONS AND DISCLOSURE

-----------------------------------------------------------------------------------------------------------------------------
          Account Description                Item          As reflected      Less than   1-3 Years   3-5 Years    More than 5
                                                          on balance sheet    1 Year
..............................................................................................................................
Other Accounts Payable                     (101,120)
..............................................................................................................................
Structured Payment Obligations             (544,922)          (646,042)      (646,042)       -           -             -
..............................................................................................................................
Related Party Accounts Payable (Secured)    (71,734)           (71,734)       (71,734)       -           -             -
..............................................................................................................................
Short Term Loan                            (113,462)          (113,462)      (113,462)       -           -             -
..............................................................................................................................
MG Obligations                             (230,584)
..............................................................................................................................
Deposit Payable - Clients                    (5,000)          (235,584)      (235,584)       -           -             -
............................................................................................................................
Other Term Liabilities Reflected
 on the Company Balance Sheet              (419,265)          (419,265)      (419,265)       -           -             -
............................................................................................................................
N/P - Auric Trading - 12%
 Interest due 7/1/04                       (281,151)
............................................................................................................................
Notes Payable - 6% Interest -
 Debenture Due                             (214,016)
............................................................................................................................
Notes Payable - 12% Interest - Due         (100,000)
............................................................................................................................
N/P - Senior Secured Bond
 8% Interest - Due                         (160,000)
............................................................................................................................
Other Obligations, Contingencies
 and Settlement                            (267,871)        (1,023,038)    (1,023,038)       -           -             -
............................................................................................................................
N/P - Belgian Investment Group- 8% Due     (165,912)          (165,912)      (165,912)       -           -             -
............................................................................................................................
Other Secured Obligations to Related
Party (bearing interest annually at 12%    (143,413)          (143,413)      (143,413)       -           -             -
............................................................................................................................
Contract Liabilities - Prior Management     (18,000)
............................................................................................................................
Contract Liabilities - Prior Management    (220,184)
............................................................................................................................
Accrued Salary and Expenses - CEO          (139,559)
............................................................................................................................
Other Accrued Salaries and Contract
 Obligation                                (104,359)          (482,102)      (482,102)       -           -              -
............................................................................................................................
Notes LT NEW - Convertible 8% due
 April 2004                                (100,000)          (100,000)             -    (100,000)       -              -
............................................................................................................................
Other Contingencies Not Reflected on
 the Company's Balance Sheet:
===========================================================================================================================
Obligations to Leased Premises                                (132,924)       (44,308)    (88,616)       -              -
............................................................................................................................
Judgment and Litigation Expectations                          (515,000)      (515,000)       -           -              -
............................................................................................................................
Totals                                   (3,400,552)        (3,400,552)    (3,300,552)   (100,000)       -              -
............................................................................................................................
Accounts Payable and Accrued Interest
 (as noted on the Balance Sheet)         (1,428,237)
............................................................................................................................
                             Gand Total  (4,828,788)
---------------------------------------------------------------------------------------------------------------------------

In the past fiscal year, management has taken steps to fund the Company's operations primarily through private placements of the Company's common stock with investors in US and Europe. The Company also received financial support from another company (JL Media Services LLC, an affiliate of an officer, John Foster) in offsets to overheads and interim loans, which are secured by the Company's assets. The Company continues to structure future capital plans and has active offers from other outside investment groups, investor resources and individuals who will assist in the financial support for growth and in its efforts to regain market awareness. The Company has made progress in obtaining additional funds, but does have a significant requirement for further outside funds in order to retire its debts and potential contingencies as noted herein. Among the efforts underway for added capital and in seeking assistance for operating are:

1) Continued support from JL Media in order to offset overhead costs. This includes continued deferral of rents and phone system rentals as well as phone services and other provisions of day-to-day operational needs.
2)   Interim loans made from Auric Trading in order to make minimal payments.
3) Obtaining outside private placements for new capital from resources familiar with the business.
4) Obtaining additional capital in the form of private placements, as described herein, from current shareholders.
5) Continued salary deferrals from the present management in order to continue operations and necessary managerial needs.
6) Filing of an S-1 registration which, when approved, will provide the Company with a significant credit availability for ongoing costs and controlling payments owed promptly.

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

Patrick Speeckaert has served as Managing Director of Morrow & Co., Inc. of New York, a leading company specializing in advising international corporations with respect to issues involving corporate governance, shareholder relations and solicitations, until 2003. Recently, Mr. Speeckaert became the President and Chairman of OOJob America Inc. Job, based in New Canaan, Connecticut, is a ten-year old European company specializing in computerized behavior and professional assessments. Clients include large banks, retailers, manufacturers, government and employment agencies.

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

                                                ODYSSEY PICTURES CORPORATION

Dated: July 30, 2004                            by: /s/ John W. Foster
                                                ------------------------------
                                                John W. Foster,
                                                President


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


/s/ Peter Bucher
-------------------------
Peter Bucher
Director

                             Want & Ender CPA, P.C.
                         386 Park Ave. South Suite 1816
                              New York, NY. 10016


Report of Independent Accountants

To the board of directors and Shareholders of Odyssey Pictures Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statement of operations, shareholders' equity and of cash flows present fairly, in all respects, the financial position of Odyssey Pictures Corporation and its subsidiaries at June 30, 2003, and 2002 and the results of their operations and their cash flows for the periods ended June 30, 2003, and 2002 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
November 1, 2003

                               Odyssey Pictures Corporation
                                 Consolidated Balance Sheet


                                                                     June 30, 2003   June 30, 2002
                                                                     ==============  ==============
                             Assets
Cash                                                              $            948           3,675
Accounts Receivable, net of allowances of
 64,408, and 58,415, and -0-.                                              229,326         267,587
Notes Receivable, Net of allowances of
 -51007, and -0-, and -0-                                                        -               -
Advances in Films and Ventures                                             108,151          56,900
Other Assets, Prepaids and Deposits                                        100,142         166,500
                                                                     --------------  --------------
Total Current Assets                                                       438,567         494,662
                                                                     --------------  --------------
Film Properties
Filmzone, Hallmark and Kimon Assets                                      3,148,929       3,404,635
Amortization and Depreciation                                             (690,306)       (399,322)
                                                                     --------------  --------------
Total Film Properties                                                    2,458,623       3,005,313
                                                                     --------------  --------------
Intangible Properties
Filmzone and Domain Interests                                              906,389         906,389
Amortization and Depreciation                                             (174,996)        (75,000)
                                                                     --------------  --------------
Total Intangible Properties                                                731,393         831,389
                                                                     --------------  --------------
Other Assets
Production in Progress                                                      61,533           4,500
Interest in Related Parties (unconsolidated)                               123,248         123,248
Investments in unconsolidated Subsidiaries
 (Net of allowances of 50,000 and -0-)                                     461,668         461,668
                                                                     --------------  --------------
Total Other Assets                                                         646,449         589,416
                                                                     --------------  --------------
Total Assets                                                             4,275,032       4,920,780
                                                                     ==============  ==============

                           Liabilities
Current Liabilities
Accounts Payable                                                         1,187,415         890,036
Structured Payments and Other Payables                                     646,042         484,560
Accounts Payable to Related Parties                                         71,734          19,350
Short Term Loans                                                           113,462          45,000
Accrued Interest Accumulated                                               240,821         228,021
Deposits and Other                                                         235,584         235,584
Other Accrued Liabilities and Reserves                                     419,265         360,733
                                                                     --------------  --------------
Total Current Liabilities                                                2,914,323       2,263,284
                                                                     --------------  --------------
Other Liabilities

Other Notes Payable                                                      1,023,038         968,022
Note to Related Parties                                                    165,912         150,829
Contract Liabilties to Related Parties                                     143,413         128,500
Contract Liabilties                                                        482,102         214,651
Long Term Debt                                                             100,000               -
                                                                     --------------  --------------
Total Other Liabilities                                                  1,914,465       1,462,002
                                                                     --------------  --------------
Total Liabilities                                                        4,828,788       3,725,286
                                                                     ==============  ==============

                      Shareholders' Equity

Preferred Stock, par value .10, Authorized 10,000,000 shares                     -               -
Preferred Stock, Series B, par value .10, Authorized
 10,000,000 shares                                                               -               -
Common Stock, par value $.01; Authorized 40,000,000 shares.
 Issued and outstanding (net of treasury shares)
 32,982,039; 30,392,039                                                    323,938         298,038
Capital in excess of par value                                          36,674,843      36,597,743
Accumulated deficit                                                    (35,700,284)    (33,780,164)

Total shareholders' equity (deficit)                                      (553,756)      1,195,494
                                                                     --------------  --------------

Total Liabilities and Shareholders' Equity (Deficit)                     4,275,032       4,920,780
                                                                     ==============  ==============

         The accompanying notes are an integral part of these financial statements

                                           F-2

                                    Odyssey Pictures Corporation
                                Consolidated Statements of Operations

                                                                           For the Years Ended June 30,

                                                                2003                2002               2001
                                                           ================    ===============    ================
Revenue                                                           $ 65,636           $168,615              $3,706
        Expenses

        Costs related to revenues                                   14,615            106,050             152,953
        Officers salaries and expense                              185,220            271,839             156,763
        Amortization Expense                                       390,980             75,000              49,380
        Selling, general and administrative expenses             1,052,818          1,477,825           1,015,985
                                                           ----------------    ---------------    ----------------
                                                                 1,643,633          1,930,714           1,375,081
                                                           ----------------    ---------------    ----------------

        Operating income (loss)                                 (1,577,997)        (1,762,099)         (1,371,374)
                                                           ================    ===============    ================

Other income (expenses)

        Interest income                                                  -                138              12,001
        Interest expense                                          (274,256)          (158,070)            (68,776)
        Foreign Currency translations                                    -                (92)                  -
                                                           ----------------    ---------------    ----------------

        Income (loss) from operations
        before provision for income taxes                       (1,852,253)        (1,920,123)         (1,428,150)
        Provision / Benefit for income taxes

NET INCOME (LOSS)                                             $ (1,852,253)      $ (1,920,123)       $ (1,428,150)
                                                           ================    ===============    ================

Basic income (loss) per share                                        (0.07)             (0.09)              (0.08)

        Weighted average common shares outstanding              27,578,560         22,540,417          17,213,988
                                                           ================    ===============    ================

Diluted income (loss) per share                                      (0.07)             (0.09)              (0.08)

        Weighted average common shares outstanding              27,578,560         22,540,417          17,213,988
                                                           ================    ===============    ================





                                 The accompanying notes are an integral part of these financial statements

                                                                     F-3

                                                  Odyssey Pictures Corporation
                                             Consolidated Statements of Cash Flows


                                                                                   For the Years Ended June 30,

                                                                              2003              2002              2001
                                                                         --------------   ---------------   --------------
Cash Flows From Operating Activities:

     Net income (loss)                                                      (1,852,253)     $ (1,920,123)    $ (1,448,758)
        Adjustments to reconcile net income
        (loss) to net cash used in operating actvities:
        Amortization of film costs                                             390,980           102,695          107,664
        Additions to film costs                                                      -           182,814                -
        Other depreciation and amortization                                          -            75,000           27,080
        Issuance of shares of common stock in consideration
         for services rendered                                                       -           144,000                -

     Changes in assets and liabilities:
        Accounts receivable, net                                               (29,254)         (184,681)         116,627
        Allowances for doubtful accounts                                        58,415                 -                -
        Prepaid expenses and other                                             255,706           (12,500)          40,200
        Accounts payable, accrued expenses and deposits                        499,998           (69,890)         314,890
        Accounts payable, Related Parties                                      198,455            61,891           85,558
        Accounts Payable - Services (Non cash transaction)                           -          (144,000)               -
        Structured payments and accrued management contracts                   219,341          (103,658)        (631,002)
        Accrued interest                                                        12,800             1,607                -
                                                                         --------------   ---------------   --------------

        Net cash used in operating activities                                 (245,813)       (1,866,845)      (1,387,740)
                                                                         --------------   ---------------   --------------

Cash Flows From Investing Activities:

        Acquisition of fixed assets, production or distribution advances      (112,284)          (19,419)               -
        Notes receivable and advances                                            9,100           112,682                -
        Subsidiary Activity                                                           -           199,444         (508,743)
        Reserves for losses and write-offs                                           -           402,473          329,075
                                                                         --------------   ---------------   --------------
        Net cash used in investing activities                                 (103,184)          695,180         (179,668)
                                                                         --------------   ---------------   --------------

Cash Flows From Financing Activities:

        Net proceeds from private placement sale of common stock
         excluding stock issued for services)                                  103,000           916,000          434,304
        Stock issued for services (non cash Transaction)                             -           144,000                -
        Net proceeds/payments - notes and loans payable                        249,987           104,202        1,069,185
        Net proceeds/payments - notes and loans - related parties               (6,716)            8,975           34,867

                                                                         --------------   ---------------   --------------
        Net cash provided by financing activities                              346,271         1,173,177        1,538,356
                                                                         --------------   ---------------   --------------

        Net increase (decrease) in cash                                         (2,726)            1,512          (29,052)
        Cash at beginning of period                                              3,674             2,162           31,214
                                                                         --------------   ---------------   --------------

        Cash at end of period                                                      948           $ 3,674          $ 2,162
                                                                         ==============   ===============   ==============

Supplementary Cash Flow Information:

        Stock issued for services (non cash transactions)                            -           144,000                -



                                The accompanying notes are an integral part of these financial statements

                                                                F-4

                                                                ODYSSEY PICTURES CORPORATION
                                             Consolidated Statements Of Changes in Shareholders' Equity (Deficit)
                                                   for the Fiscal Year Ending June 30, 2001, 2002, 2003
                                    Preferred Stock    Preferred Stock
                                       Series A           Series B          Common Stock                                   Total
                                                                                              Capital in               Shareholders'
                                                                                               Excess of    Accumulated    Equity
                                     Shares    Amount   Shares   Amount      Shares   Amount   Par Value      Deficit     (Deficit)
                                    --------  ------- --------- --------   --------- -------- -----------   ------------ -----------
Balances - June 30, 2000                  -        -  4,500,000 $450,000  13,691,646 $131,034 $34,820,443  $(32,334,302) $3,067,175
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares of common stock                   (4,500,000)(450,000)  4,101,239   41,012     408,988
     to equity investors                                                   3,969,673   39,697     394,607                   434,304
Net loss                                                                                                     (1,448,150) (1,448,150)
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Balances - June 30, 2001                  -        -          -        -  21,762,558 $211,743 $35,624,038  $(33,782,452) $2,053,329
                                    --------  ------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares in consideration
     for financial services rendered                                         690,000    6,900     137,100                   144,000

Issuance of shares of common stock
     to equity investors                                                   7,939,481   79,395     836,605         2,899     918,899
Net loss                                                                                                    ( 1,920,123) (1,920,123)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Balance - June 30, 2002                   -        -         -        -   30,392,039 $298,038 $36,597,743  $(35,700,284) $1,195,497
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Issuance of shares in consideration
 for financial services rendered                                                   -                                              -
Issuance of shares of common stock
 to equity investors pursuant to
 third party "put and call" agreement
 (See notes to financials)                                                 2,500,000   25,000      75,000             -     100,000
Issuance of shares of common stock
 to equity investors                                                          90,000      900       2,100             -       3,000

Net loss                                                                                                    ( 1,852,253) (1,852,253)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------
Balance - June 30, 2003                   -        -         -        -   32,982,039 $323,938 $36,674,843  $(37,552,537) $( 553,756)
                                    -------- -------- --------- -------- ----------- -------- ------------ ------------- -----------





                       The accompanying notes are an integral part of these financial statements.

                          ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


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


1.       Summary of  Significant Accounting Policies:

     a.   Risks and Uncertainties:

     As is inherent in the Company's business, there are many and varying risks and uncertainties. This is including the Company's limited abilities to generate profitability over the past several years, its unproven business model and the many changes that have been experienced in the foreign markets (as to buying and government -imposed limitations, along with the changes in foreign demand for the company's product), the Company has to depend on various alternatives that may be presently unknown in nature. The Company's success will depend upon the resurgence of the independent product, its ability to expand into other areas of distribution (such an CD recordings, DVD's and Video markets) and other methods of broadcast (such as Cable, secure internet access, direct satellite transmission) and whatever may be or become available to independents during the course of future business.

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

                          ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

                          ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

According to the new standards, the following changes in accounting have been adopted:

     o Advertising and marketing costs, which were previously capitalized to investment in films and television programs on the balance sheet and amortized using the individual film forecast method, are now expensed the first time the advertising takes place.

     o The capitalization of production costs is limited to revenue that has been contracted for in the applicable markets until such time as the criteria for recognizing revenues are met. Note, this is also applicable to secondary markets, or reissue of product (after original license contracts have expired).

Revenue recognized from ancillary markets is recorded at the time of receipt, cine it is not traditionally included within the estimates of revenue with a particular project's primary release, and may not ever become a realized revenue, or the Company did not have those rights to exploit within its distribution network.

                          ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


d) Investments:

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

                          ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

The Company has a 99% ownership in a venture capital company that has equity investments in four other companies, one being publicly traded. This investment is accounted for using the cost method. The equity investments are as follows:

                                       % Owned
--------------------------------------------------------------------------------
Purchase Pooling                $350,000        4.375  cost see MD & A page 35
--------------------------------------------------------------------------------
Media Trust              *       123,248        18.00 cost see MD & A page 35
--------------------------------------------------------------------------------
Edge Technology          *        50,000        1.385 cost see MD & A page 35
--------------------------------------------------------------------------------
Webtelemarketing         *        61,668       25.000 cost see MD & A page 35
--------------------------------------------------------------------------------
       Total                    $584,916
--------------------------------------------------------------------------------
* Are impaired and have been written down.
--------------------------------------------------------------------------------

According to the Company's recently adopted Statement of Financial Accounting Standards No. 94 (SFAS 94) wherein the Company is required to report consolidated financial statements for majority-owned subsidiaries in order to eliminate off-balance sheet financing activities, the Company has elected to continue its cost method according to exceptions (as defined within the guidelines of SFAS 94) as follows:

     1)   The Company considers this investment to be a non-consolidation event.
     2) The subsidiary is a non-active and non-participating entity in the same business as the Company.
     3) A serious doubt as to the realization of the investment(s) made exists. In this case, a significant write-down of the assets has been made and action filed. See Note 13 to Financial Statements.
     4) There are no adjustments to be made to reflect subsequent changes in fair market value.
     5) This is a foreign corporation and legal proceedings have been commenced to recover the assets (see Note 13 for further details). The Company expects to regain control of the assets (as noted herein) and liquidate them for its recorded value.

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

                         ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


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

                         ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


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

                         ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

4. Acquisition of Film Assets:

On July 14, 1998, the Company entered into an Asset Purchase Agreement through a Preferred stock issue with Sweden based Kimon Mediaright KB ("Kimon"), pursuant to which the Company acquired certain intangible assets from Kimon valued at $4,500,000. Kimon assets purchased consist of a film library with worldwide and/or Scandinavian distribution rights and Scandinavian video distribution rights to certain Hallmark Entertainment products. On February 26, 2000, all of the Preferred Shares of Kimon were converted to Common Shares under a revised valuation, which was due to an alteration of the original agreement dated July 14, 1998 whereas a "dollar-for-dollar" exchange was reduced for purposes of re-evaluating Filmzone.com (a domain name with other possible services that the Company can use in its sales efforts) was undertaken, According to the valuation, an average discount was made on the exchange resulting in an exchange to .91 per share. This conversion was not related to any inducement offer by the Company, however, we due to the re-evaluation of the acquisition itself and was exercised to the benefit of the Company. Therefore there were 4,101,283 shares issued for the 4,500,000 Preferred Shares. Since the transaction from July 1998 was adjusted to the above discount along with certain "bonuses" and other considerations being rescinded, the shares were required to be issued with the restrictions that accompany new stock issues.36 All schedules related to the transaction, such as the accounting for the asset of Filmzone.com (which resulted in a deduction of the Kimon Library and an equal allocation to the asset of Filmzone) and the amortization of both the Kimon Library and Filmzone were properly allocated according to GAAP accounting guidelines.

                         ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements



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

In August of 2002, a series of overhead loans were made totaling $9,500 for specific expenses by certain unrelated parties. The CEO loaned an additional amount of funds to the Company to accommodate certain overhead expenses. These funds were accounted for as short-term interest bearing loans.

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

From February through to June of 2003, the Company received various loans for overhead expenses from a series of lenders, inclusive of the CEO, totaling $39,000. These loans all were made on a short-term interest-bearing basis.

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

This transaction from 2001 was expensed as a cost of services during that period..

DATE      #SHARES     PRICE       MKT Range       EXPENSED  COMMENTS
Mar 02    500,000     $ .30    $ .38  to .15      Mar 02
Dec 01    500,000


It was determined that fair market for the services rendered was evaluated according to the most recent market range over a 60 day period. It was determined that .25 per share was fair and the expense for such service was taken at that time.

The warrants we not expensed as these were not exercised, nor was notification given on such an exercise.

Warrants were determined on a future price mutually agreed upon.

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


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

In July 1998, the Company entered into a consulting agreement with Media Trust S.A., a company that is an affiliate of Mr. Schotte and in which the Company holds a minority interest (see "Related Party Transactions") to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in1998 by a group investors (the "Belgian Investors") in the aggregate amount of approximately US$100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December, 1998, a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. None of these warrants have been exercised. In July of 2002, the company did not renew the consulting arrangement with Media Trust, but has an obligation ongoing for commission obligations if one of its clients reinvests into Odyssey, up until July 2003.

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


11. Changes in Securities And Use of Proceeds.

In March of 2001 the Board of Directors approved a $5 million US dollar denominated Senior Secured debt issue (the "Senior Debt") with convertible rights to common stock at maturity and in certain circumstances (such as bankruptcy and/or financial defaults on other significant debt). Reserves of shares for the potential conversion have been made. The Senior Debt requires that the company not pledge any significant assets and gives the bondholders a pledge on the "Kimon Library" assets. The Senior Debt carries an 8% interest rate and matures on April 15, 2006. The Senior Debt is not registered in the United States and is only available to non-US citizens. The Trustee received the first subscription on August 29, 2001 for $160,000. The funds after financing expenses of $14,364 were used to pay off two loans of 4 million francs (previous paragraph) and some rent expenses of an office recently closed in Luxembourg. A previous officer used the remaining funds for claimed expenses. Odyssey was pursuing additional subscriptions, as earlier stated, however, the offering is no longer valid in the European markets.

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

In June 2003, the Company signed a Securities Purchase Agreement with a U.S. private investment company for the sale of a $150,000 8% convertible debenture and a warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of (i) $.25; or (ii) 80% of the average of the three lowest prices during the 20 trading days before but not including the conversion date. The warrants expire in June 2006 and are exercisable at $1.00 per share. The warrant holder is obligated to exercise the warrant concurrently with the conversion of the debenture for a number of shares equal to ten times the dollar amount of the debenture being converted. The total amount of 100,000 was funded to the company with the investor holding back an agreed-upon $50,000 for future legal expense and anticipated costs to be covered in relation to any future offering or added registration needs. This amount was recorded on a long term basis (long term notes) and accrued interest is expensed on a monthly basis.

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


12. Defaults Upon Senior Securities

An interest payment due on April 12, 2002 was made by a third party therefore the Senior Secured Bond was in compliance with its requirements. The company does not, and did not, have sufficient cash to make its past (Payment due on October 2002) and next (April 2003) semi-annual payments and, therefore, risks the Bond being placed in default. There were no payments made during the course of fiscal 2003 and the bond is in default. The Company has sought additional capital from its European sources to assist in renewal of the note or bringing in an alternate source, or sources, for a long-term position.
>

13. Related Party Transactions:

In November 1998, the Company entered into the following related party transaction with E 3 Sports New Mexico, Inc., a company which is an affiliate of Mr. Schotte and Mr. Koshakji (at the time of the transaction the CEO and President of the Company, respectively) and in which the Company holds a minority interest: (i) the Company purchased a $25,000 sponsorship from the Albuquerque Geckos, the professional soccer team owned by the affiliate; and
(ii) the Board authorized the Company to loan up to $100,000 to the affiliate, payable no later than July 15, 1999 with interest at 15% per annum (the loan is secured by 10,000 shares of E 3 Sports New Mexico, Inc.). The loan has not been repaid and the Company has terminated accruing interest. Current management is pursuing information regarding Company interests. For the fiscal year ending June 30, 2002, the company has elected to write off the entire amount listed as an asset which totals 153,774 due to its uncollectible nature. This amount was charged to "loss on investments" and appeared on the income statement as such. In July 1998, the Company entered into the following related party transactions with Media Trust S.A., a company which is an affiliate of Mr. Schotte and in which the Company holds a minority interest: (i) the Company has agreed to make a $2,500 loan to the affiliate, payable in one year with interest at 15% per annum; (ii) the Company engaged the affiliate to introduce prospective investors to the Company, in exchange for which the affiliate will receive 10% of any investments made in the Company by persons or entities introduced by the affiliate, together with five-year warrants (100 warrants per $1,000 invested) at an exercise price equal to the market price of the Company's stock on the date of the investment. In connection with convertible loans made to the Company in 1998 by Belgian investors in the aggregate amount of approximately $100,000, and the purchase of 625,000 shares of common stock of the Company by Lecoutere Finance, S.A. in December 1998 (see below), a total of 29,537 five-year warrants was issued to Media Trust, S.A. with exercise prices ranging from 38 cents per share to 98 cents per share. In December 1998, Lecoutere Finance S.A., an affiliate of the then CEO of the Company, purchased 625,000 shares of common stock from the Company for an aggregate consideration of $187,500 (30 cents per share). The price was based on the average price of the Company's common stock for the 30-day period preceding the date of purchase (37 cents per share) less a 20% discount due to the restricted nature of the shares purchased. On December 1, 1998, a total of 50,000 three-year warrants were issued to three parties (one of which is an affiliate of the Company) in consideration of extending the maturity date of loans to the Company. The warrants have an exercise price of $1.00 per share. In October of 2000, a non-related party exercised warrants for a purchase price of $25,000 for $1.00 per share consideration. During the course of these transactions, the Company accumulated a net deficit owed to Media Trust in the amount of $42,591 after certain deductions and accommodations of expenses were met. Note that present management never realized a value in the ongoing efforts of Media Trust, and that it was entitled to 18% interest in Media trust net proceeds, combined with the fact that the Company did not receive required disclosure in order to accurately report to its shareholders, management elected to declare it right of offset and deduct the liability from its exposure to affiliated and related entities and transaction n order t so secure its position and protect and preserve the Company's interest in its outside "interparty-related" investments (being that of Mr. Schotte). In spite of its repeated demands and requests for payment and/or reimbursement, there was no response. Being that the company has never received required financial reports from Media Trust and has made attempts and as well as demands, management elected to fully offset any outstanding amounts owing and properly recorded these against current write-downs of assets considered related in nature. Although the company is still pursuing financial information from Mr. Schotte, the main principal and director of Media Trust, with no response at this present time, the company has elected to write off substantially all debts against advances and loans for lack of sufficient information.

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


14. Extraordinary or Non-recurring Items:

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

                        ODYSSEY PICTURES CORPORATION
                    Note to Consolidatd Financial Statements


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

In the period ending June 30, 2002, the company reduced its valuation of the Media Trust SA investment and note receivable due to undeterminable recovery. In the period ending June 30, 2002, the company wrote off its loan to the Geckos Soccer team, a once partially owned affiliate of E3 Sports New Mexico, Inc., due to its unexpected recovery.


15. Subsequent Events:

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