Form 10KSB/A
period 2003-06-30
ODYSSEY PICTURES CORP
filed 2008-06-12
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended June 30, 2003
 or
 [  ]      Transitional Report under Section 13 or 15(d) of the

 Securities Exchange Act of 1934

0-18954

Commission file number

ODYSSEY PICTURES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048

(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075

(Address of principal executive office)

(972) 867-0055

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock: $.01 Par Value

(Title of Class)

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
Form 10-KSB/A Amendment No. 3

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
Item 14. Controls & Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signature

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

(b) Narrative Description  Business

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

Once the rights to a picture are obtained  (either as sales agent or distributor which may involve a minimum  guarantee),  the Company  then seeks to license its rights  to  subdistributors  in  the  territories  for  which  it  has  acquired distribution  rights.  In  general,  the grant of rights to the  subdistributors includes all media other than satellite,  although satellite is included in some subdistributors'  territories.  The  subdistributor in each territory  generally pays for its distribution rights with a down payment at the time the contract is executed   with  the   balance   due  upon   delivery  of  the  picture  to  the subdistributor.  (Delivery  occurs upon the  Company's  acceptance of the master negative  and  its  obtaining   access  to  certain  items   necessary  for  the distribution of the film). In some instances,  the subdistributors'  obligations for the  payment due on  delivery  are  secured by a letter of credit.  Although there are a number of markets each quarter,  major sales take place primarily at three film markets:

          1)   "MIF" in Cannes, France each May;
          2)   "MIFED" in Milan, Italy each October; and,
          3)   "AFM" in Los Angeles each February (Although in 2004, AFMA plans to sponsor one  market in November).

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

In March of 2000,  the Company formed  Odyssey  Ventures  Online Holding S.A.,  Luxembourg corporation ("OVO"), for the purpose of making investments in various technology-related entities. OVO's original strategy was to invest and co-invest with venture  capital  investment and management  groups,  with the intention of developing  products and services related to digital  commerce,  content and the distribution thereof.

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

The Company has determined that the entire carrying cost of PurchasePooling.com, Inc. is impaired and has written down the entire value as of June 30, 2003.

The aggregate assessed value on the exchange if interest in Edge and Purchase Pooling is as follows:

Purchase Pooling - Investment of $500,000 for 6.25% results in 1% being based at $80,000.

Edge $150,000 exchange for 264,000 shares of stock results in 1.385% of Edge.

Development  In April 1999,  the Company  purchased  an option with the right of first  refusal to be the exclusive  worldwide  distributor  of a motion  picture entitled  "HARA." The film is an  action-packed  semi-biographical  martial arts love story. Prior management owned an indirect 50% equity interest,  through its affiliated companies, in Red Sun Productions, Inc., the rights holder of "HARA". In April of 2000, the Company made a refundable  advance of $60,000  towards the acquisition  of the  exclusive  rights  to  exploit  the  film  worldwide,  when completed.  This advance was made with the  intention  of producing  the project into a feature  length  movie  based upon the  prospects  of new  financing  for productions  becoming available.  As of June 30, 2001,  financing has not become available and the project remains in script form, but was registered as an asset of the Company under the classification of "deposits". It was prior management's intention,  at the time,  to package and finance  the film  project.  During the course of the next year,  there was a transition in  management  and, as well, a significant change in the economics of film financing.  It became known that the prior  management  did not have the financing  available  for this project.  New management  determined  that it  could  not  sustain  the  risks  involved  with financing  such a project  and,  requested  that the  deposit be  returned.  New management  has  experience in the industry  risks and further  determined  that future  financing  may not become  available  for this  project  for a number of reasons;  some being the fact that the  script  itself  would  need  substantial expense in rewrites and would need to re-evaluated  at a later date;  there will be no assurance that this  particular  genre of story will be marketable at that time in the future; unknown elements may exist on the actual claim of rights and the Company could not determine a true cost for a completed product.  Therefore, there would be no revenue results from which the Company could rely upon without spending more funds.  The Company has determined that the entire carrying cost of the asset  is impaired and has written down the entire value as of June 30, 2003.

Competition

The entertainment industry generally,  and the film industry in particular,  are highly competitive.  The Company's  competition includes the smaller independent producers as well as motion picture studios.  Many of the Company's  competitors have financial and other resources,  which are significantly  greater than those available to the Company.  The Company faces  competition  in all aspects of the business  and  cannot  give  the  assurance  that it  will  be  able to  compete effectively.  New  markets  require the  Company to compete  for  licensees  and sub-distributors  (as further defined herein) of Film/Video content with other Internet-based  Film/Video  distributors  through  cassette  tape  and/or DVD. Although our Joint Venture relationship assists us greatly in not seeking others and compete for relationships  with manufacturers and developers of transmission services  with playback and  broadcast  capabilities.  The business of providing content over the Internet is experiencing  rapid growth and is  characterized by substantial  technological  changes,  and there are new and varying  established companies entering into the same fields. Many of these companies have financial, technological,  promotional and other resources that are much greater than those available  to us and  could  use or adapt  their  current  technology,  or could purchase technology, to provide a service directly competitive with the Company.

Operations

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in Dallas,  Texas (see  "Properties")  and, as of June 30, 2003,  the Company had three full-time  employees,  consisting of Mr. John W. Foster,  the CEO and President of the Company,  along with two  administrative  assistants in the Dallas office.

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

The  Company  attempted  to  further  clarify  its  stand on its  position  with Muller-Smith as earlier noted, however; these attempts were unsuccessful for the Company.  The Company attempted also to discuss settlement  activity,  and these settlement discussions did fail. The Company was not able to provide an amicable solution to this matter of indemnification and reimbursement of expense (claimed to be in excess of $350,000) and Odyssey posed its defense against Muller-Smith, knowing  that  the end  result  could  be an  entry  of  judgment  in  favor  of Muller-Smith.  A judgment,  if awarded,  would contain all collection rights and remedies  available to the judgment  holder.  In April of 2003,  the  California Court upheld the indemnification  claim for Muller-Smith and declared a judgment against  Odyssey  in the  amount  of  $360,000,  which  was  promptly  filed  in California  and  domesticated  in New York and in Texas as well. The Company met with   Muller-Smith   on  April  21and  sought   settlement   discussions   with Muller-Smith.  In a subsequent  conversation on May 6, Muller-Smith  refused the opportunity  to  continue  settlement  discussions.  Muller-Smith  notified  the Company  that an  additional  $100,000  was owed  against the same  claim.  This Additional amount for legal fees was being sought (and later was granted) as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full  payment or  entering  into an amicable  and  affordable  settlement arrangement,  then the  Company  would be  severely  hampered  in its ability to adequately  manage  the  operations.  The  Company  would  expect to  experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time  and  resources.   The  Company  will  need  to  seek  alternate  means  of capitalization  in  order  to meet not  only  its  operating  payments  but also possible  payments in  settlement.  There are certain  remedies in the Company's attempts to perhaps confront the judgment and render the judgment unenforceable. These include, but may not me limited to, future possible discoveries, which may or may not be  determined  as acts of wrongful or  criminal  intent  against the Company, fraudulent actions or similar wrongful activities.  Presently there may be numerous activities  surrounding this issue, such as depositions,  claims and collection activities.

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

An action  was filed in the State of New York  Watson,  Farley and  Williams  v. Odyssey Pictures Corp., Gold Leaf Pictures,  Belgium, Johan Schotte,  Chardonnay Enterprise  Ltd, and A Hero From Zero N.V.  Complaint  filed April 30, 2001, New York Supreme Court,  New York County.  The complaint  states a balance owing for services  rendered from the period  beginning 1997 through to April of 2000. The notice of complaint  was  received on August 10, 2001.  The Company has answered this  complaint  denying  its  position  in the named  defendants.  The  Company contends that it did, in fact, pay any and all  outstanding  related legal bills related to the Plaintiff's corporate  involvement.  The Company did hire counsel in New York and has made an  attempt  to offer a  settlement  on  behalf  of the remaining  defendants.  No  response  has been made from the  Plaintiff  on this matter as of the close of business on June 30, 2002 as well as June, 30, 2003. There is a pending  litigation  from  another law firm in Los  Angeles,  Arter & Hadden LLP,  which is from  representation  in the above suits prior to specific counsel  moving to  another  firm  currently  representing  the  Company in some matters.  It is the Company`s intention to pay or settle this amount as and when it is economically  feasible to do so. The amount due is $30,000. In February of 2002,  a default  judgment  was  entered in the matter and the Company is making arrangements  to  make  payments  over  a  period  of  time.  The  judgment  was domesticated in Texas and there is a local collection  attorney assigned to this in  Dallas,  Texas  and they are  pursuing  collection  activity.  The party has accepted a monthly payment  arrangement to be made, yet the Company had not made any payments as of the end of June 30, 2003.

The Company is subject to other  legal  proceedings  that arise in the  ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No  matters  were  submitted  to a vote of  security  holders  during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid information for the Common  Stock of the  Company as  reported  by the  OTCBB on a quarterly  basis for each of the two preceding  fiscal years. The Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol OPIX.

No dividends  have been declared or paid with respect to the Common  Stock.  The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2001	High	Low

First Quarter	$1.52	$1.09
Second Quarter	1.38	.50
Third Quarter	1.00	.34
Fourth Quarter	.45	.33

Fiscal 2002	High	Low

First Quarter	$ .38	$ .15
Second Quarter	.34	.10
Third Quarter	.61	.31
Fourth Quarter	.47	.12

Fiscal 2003	High	Low

First Quarter	$ .215	$ .05
Second Quarter	.165	.04
Third Quarter	.10	.06
Fourth Quarter	.12	.12

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for the Years Ended June 30, 2003 and 2002 Net loss for the year  ended  June 30,  2003 was due mainly to the fact that the Company  did not  release  any  new  films  nor  receive  any  income  from  its investments  through its  subsidiary,  and the Company wrote down  most of its investments in and to affiliated  entities from prior  activities as well as stopped accruing for additional unusual expenses.

Revenues for the twelve months ended June 30, 2003 decreased to $65,540 compared to $168,615 for the twelve  months ended June 30, 2002 and $3,706 for the period ending June 30, 2001.  Primarily,  this was the first results of the selling and licensing of its library of films and in reviving  some of its contacts from the prior  activity of  distribution.  At the end of June 30, 2003,  the Company had a few new films ready to be made  available for delivery  during the first two quarters of the new fiscal year. These new films came from  independent  sources with which the Company and new management had made arrangements.  However, the independent  has been  in an economic slowdown limiting the Company's revenues and making it difficult to raise capital.

Because of lack of revenues associated with them, the Company has determined that $4,896,504 in long lived assets are impaired and the Company has taken a charge in this amount.

Liquidity and Capital Resources

The Company's  continued  existence is dependent upon its ability to resolve its liquidity  problems.  The company must achieve and sustain a profitable level of operations  with  positive  cash  flows and must  continue  to obtain  financing adequate  to meet  its  ongoing  operation  requirements.  These  factors  raise substantial  doubt about the Company's  ability to continue as a going  concern. The  auditors'  report on these  financial  statements  contains an  explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.  The Company relies heavily on its added interim loans, capital contributions  and  increased  equity  placements  from  its  current,  and new, shareholders.   In  addition,  the  Company  continues  its  attempt  to  secure additional  funding through a variety of opportunities and is currently engaging in negotiations to secure such funds. The Company cannot make assurances that it will  be  successful  in  doing  adding  to its  working  capital  to  meet  its expenditure  needs  and  service  of its  debts.  There  are no lines of  credit available to the Company.  The Company cannot make  assurances  that  additional funds will be available from any of these sources on favorable terms, if at all. At June 30, 2003, the Company held no cash.

In the past  fiscal  year,  management  has  taken  steps to fund the  Company's operations  primarily  through private  placements of the Company's common stock.  The Company received  financial  support from JL Media  Services LLC, an affiliate of an officer,  John W. Foster in offsets to  overhead  and  interim  loans,  which are secured by the Company's  assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The  response  to this Item is  submitted  as a separate  section of this report commencing on page F-1. The accompanying  consolidated financial statements have been  prepared  assuming  that the Company will continue as a going concern and, therefore,  has the ability to manage the recovery of its assets and satisfy its liabilities in the normal course of its continued operation.

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

As if the  close  of business on June 30, 2003,  there were no  disagreement  or  conflicts  with the accountants.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

John W. Foster	50	Director, Chairman of the Board and CEO/President
Patrick Speeckaert	56	Director, Compensation Committee, Audit committee
Peter Bucher	61	Director
Kjell Larsson	50	Director, Compensation Committee, Audit Committee, Sales

Set forth below is information  regarding the business experience of the current Directors and executive officers of the Company.

John W. Foster  has  been  an   independent   financial   consultant  and  analyst specializing in turnaround  situations and management  restructuring in specific industries  including the  entertainment  and  communications  industry.  He has extensive background in information systems and data processing, and worked as a consultant  and investment  advisor in  determining  strategies of financing and investments  in  motion  picture   projects  for  investors,   distributors  and producers.  Mr. Foster  served as interim  President of the Company from January 2000  through June 2000,  and was formally  working in the position of President from that time.  His  contract was  extended  through  2002 and 2003,  and he is currently  serving as Chairman,  President and CEO of the Company effective July 1, 2001 to present.

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

ITEM 10. EXECUTIVE COMPENSATION.

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

Summary Compensation Table
		Annual Compensation			Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation

John W. Foster, President/CEO	2003	185,220	--	--	--	--
	2002	176,400	--	--	--	--
	2001	156,000	--	--	--	--
	2000	49,250	--	--	--	12,312

Options/Stock Appreciation Rights:

There were no issues with respect to stock options and stock appreciation rights ("SARs")  granted to  executive  officers  during the fiscal year ended June 30, 2003 or in 2002.

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

Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control Arrangements:

John W. Foster  served as interim  President  of the  Company  from  January,  2000 through  June,  2000 at the rate of $9,850  per month.  In July 2000,  he became President of the Company and agreed to a one-year  extension of his agreement at the rate of $12,000 per month, plus allowances,  plus a 5% increase in salary on an  annual  basis  until  otherwise  contracted.  There  was no  stock  or stock incentive  arrangement  included.  In July of  2001,  Mr.  Foster  continued  as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay  increase  to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003.  A  significant  amount of Mr.  Foster's  salary has gone  unpaid and remains payable by the Company as of the end of June 30, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of  September  25,  2003,  by each  person  known  by the  Company  to be the beneficial  owner  of more  than  5% of the  common  stock,  each  director  and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares beneficially owned	Percentage of Class

Patrick Speeckaert	Director	2,000	Less than 1%
John W. Foster	Director, President/CEO	2,000	Less than 1%
Kjell Larsson	Director	1,518,055	4.7%
Peter Bucher	Director	-0-	-0-

All Executive Officers & Directors - (4) - as a group		1,522,055	4.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April,  1999, the Company purchased a refundable option for $60,000 to be the exclusive worldwide distributor of a motion picture entitled "HARA." The film is an action  martial arts love story and was expected to start  pre-production  in January,  2001.  Former  Management  of the Company  owns an indirect 50% equity interest in Red Sun  Productions,  Inc.,  a production  company,  which owns all rights to the film  "HARA." As was  mentioned  earlier  (Subsidiary  Operations, Development  April 1999).  The  determination of the disposition of this advance has not been decided upon as of the close of business on June 30, 2002  although the Company wishes to seek its refund on any outstanding advances in general. As mentioned earlier herein, the Company impaired the entire balance as of the end June 30, 2003.

PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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
10.02 Sub-Lease for office  premises at 16910 Dallas  Parkway, Suite 104, Dallas Texas dated February 1, 2001   (8)
10.03 Settlement Agreement and Release between  Paramount  Pictures  Corporation and Odyssey Distributors,  Ltd. (a wholly owned subsidiary of the Company), and Guarantee agreement of the Company, each dated as of September 26, 1996(9)
10.04 Stock  Purchase  Agreement  between the  Company  and  Flanders  Film S.A. relating to purchase  of minority  stock  interest in E3 Sports New Mexico, Inc. and Media Trust S.A.,  and related  promissory  notes for $135,000 and $315,000, dated March 2, 1998   (10)
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
31.2 Officer's Certification Pursuant to Section 302 (14)
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

     (c) See (a)(3) above.

     (d) None

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the  participation of our  management,  including  the  chief  executive  officer,  or CEO,  and chief financial  officer,  or CFO, of the effectiveness of the design and operation of our disclosure procedures.  Based on that evaluation, our management,  including the CEO and CFO,  concluded  that our disclosure  controls and  procedures  were not effective as of June 30,  2003.  There have been no  significant  changes in our internal  control over  financial  reporting  during the 2002 calendar year that have materially  affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Dallas, TX

I have audited the accompanying balance sheet of Odyssey Pictures Corp. as of June 30, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Odyssey Pictures Corp. as of June 30, 2002 were audited by other auditors whose report thereon, dated November 1, 2002, expressed an unqualified opinion.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odyssey Pictures Corp. as of June 30, 2003 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a $6,148,000 loss from operations and consumed $277,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 3, 2008

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Want & Ender CPA, P.C.
386 Park Ave. South Suite 1816
New York, NY. 10016

Report of Independent Accounts

To the board of directors and Shareholders of Odyssey Pictures Corporation

In our opinion, the accompanying consolidated balance sheet and related consolidated statement of operations, shareholders' equity and of cash flows present fairly, in all respects, the financial position of Odyssey Pictures Corporation and its subsidiaries at June 30, 2002 and the results of their operations and their cash flows for the period ended June 30, 2002 in conformity with generally accepted accounting principals.

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

New York City, New York

/s/ Want & Ender, CPA
----------------------------
Want & Ender, CPA, P.C.
November 1, 2002

Odyssey Pictures Corporation
Balance Sheet
June 30,

Assets	2003	2002
	(restated)

Current Assets
Cash & cash equivalent's	$0	$3,675
Accounts receivable	0	182,550
Receivable from related parties	0	85,037
Prepaid expenses	0	166,500

Total current assets	0	437,762

Film inventory (net)	0	3,893,602
Amortizable intangible assets, net	6,500	0
Investments in unconsolidated subsidiaries	0	584,916
Other	0	4,500

Total assets	$6,500	$4,920,780

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$2,064,041	$1,374,596
Accounts payable-related parties	71,734	19,350
Accrued interest	240,821	228,221
Other accrued expenses	858,256	596,317
Debt obligations in default	1,302,412	45,000

Total current liabilities	4,537,265	$2,263,484

Derivative liability	68,971	0
Long term debt	0	1,311,173
Related parties	143,413	150,829

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
32,982,039 issued & outstanding (30,392,039 in 2002)	329,820	298,038
Additional paid in capital	36,776,252	36,597,543
Accumulated deficit	(41,849,221)	(35,700,287)

Total Stockholders' Deficiency	(4,743,149)	1,195,294

Total Liabilities and Stockholders' Deficiency	$6,500	$4,920,780

See Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Fiscal Years Ended June 30,
	2003	2002
	(restated)

Net Sales	$65,540	$168,615
Costs Applicable to Sales & Revenue	107,383	106,050

Gross Profit	(41,842)	62,565
	-63.8%	37.1%

Selling, General & Administrative Expenses	936,075	529,618
Settlements	0	126,789
Permanent Impairment of Long Lived Assets	4,896,504	709,222
Depreciation and Amortization	0	75,000

Total Operating Expenses	5,832,579	1,440,629

Income (Loss) Before Other Income & Income Taxes	(5,874,421)	(1,378,064)

Other Income (Expense)
Interest Income	0	138
Interest (Expense)	(274,256)	(542,197)

Income (Loss) Before Income Taxes	(6,148,677)	(1,920,123)

Income Taxes	259	0

Net Loss available to common shareholders	($6,148,936)	($1,920,123)

Basic and Diluted Net Loss Per Common Share	($0.19)	($0.09)

Weighted Average Common Shares Outstanding (Basic)	31,687,039	22,540,417

See Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of cash Flows

	Fiscal Years Ended June 30,
	2003	2002
	(restated)

Cash Flows from Operating Activities:
Net Loss	($6,148,936)	($1,920,123)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	0	177,395
Additions to film costs	0	182,814
Impairment	4,896,504	0
Stock Issued for Services	0	144,000
Options Issued for Services	76,262	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	0	(184,681)
notes receivable and advances	9,100	112,682
Prepaid Expenses	5,001	(12,500)
Accounts Payable & Accrued Expenses	885,293	(111,657)
Accrued Expenses	0	1,607

Net cash used by operating activities	(276,776)	(1,610,463)

Cash Flows from Investing Activities:
Investments in film inventory	0	(19,419)
Subsidiary activity	0	601,917

Net cash used by investing activities	0	582,498

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	103,000	916,000
Loan Proceeds	170,102	113,177

Net cash used by financing activities	273,102	1,029,177

Net Change In Cash	(3,675)	1,212
Cash-Beginning	3,675	2,163

Cash-Ending	$0	$3,375

See Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2001	21,762,558	$243,266	$35,624,038	($33,780,164)	$2,087,140

Common stock issued for services	690,000	6,900	137,100		144,000
Shares issued for cash	7,939,481	79,395	836,605		916,000
Net Loss				(1,920,123)	(1,920,123)

Balance at June 30, 2002	30,392,039	329,561	36,597,743	(35,700,287)	1,227,017

Shares issued for cash	2,590,000	259	102,741		103,000
Fair value of stock based compensation, net of unvested forfeitures			76,262		76,262
Net Loss				(6,148,936)	(6,148,936)

Balance at June 30, 2003	32,982,039	$329,820	$36,776,746	($41,849,223)	($4,742,657)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

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

     b.   Reclassifications:

     Certain  items  in  the  2002 financial  statements  have  been  reclassified to conform to the 2003 presentation.

     c.   The  application  of the  following  accounting  policies,  which  are  important  to  our  financial  position  and  results  of  operations, requires   significant   judgments   and  estimates  on  the  part  of  management. For a summary of all of our accounting policies, including the accounting  policies  discussed  below,  see Notes 2 to our audited consolidated financial statements.

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

Revenues from foreign  theatrical,  home video,  television  and pay  television licensing  contracts are recognized when the film is available for exhibition by the licensee and when certain other  conditions are met.  Revenues from domestic theatrical  distribution  of films are  recognized  as the films are  exhibited. Virtually all of the Company's revenues for the period ended June30, 2003, and 2002were from  foreign  distribution  rights  and  continuing  ancillary revenues,  such  as  foreign  income  from  soundtracks  or  other  revenue  not previously accounted for (known as "residuals") relating thereto.

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

c) Film Costs:

Film costs include (1) development cost, (2) cost of production,  (3) investment in distribution rights, and (4) marketing and distribution expenses.  Film costs are amortized,  subject to the adoption of the new accounting standards as Notes herein,  and  estimated  residual and  participation  costs are  ccrued,  on an individual  film basis in the ratio that the current  year's gross film revenues bear to  management's  estimate of total  ultimate  gross film revenues from all sources.

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

Revenue from the sale or licensing of motion pictures and television programs is recognized upon meeting all recognition  requirements of SoP 00-2.  Revenue from the  theatrical  release  of  motion  pictures  is  recognized  at the  time  of exhibition based on the company's participation in box office receipts.  Revenue from the sale of DVDs in the retail  market,  net of an allowance  for estimated returns,  is  recognized  on the latter of shipment  to the  customer or "street date" (when it is  available  for sale by the retail  marketer).  Under  revenue sharing  arrangements,  rental  revenue is  recognized  when we are  entitled to receipts and such receipts are  determinable.  Revenues from television,  cable, pay-per-view  or other  transmitted  broadcast  methods are recognized  when the motion  picture or  television  program is available to that  respective  market (through  licensees) for such  broadcast.  For television  licenses that include separate or restricted  availability (sometimes referred to as "windows") during a given license period,  revenue is allocated over the "window" period.  Revenue from sales of  international  territories is recognized when the feature film or television  program is  available to the  distributor  for  exploitation  and no special conditions for delivery exist. Under most sales contracts,  full payment is required upon  delivery.  For contracts  that provide for rights to exploit a program on multiple media (e.g. theatrical,  video, television) with a fee for a single  motion  picture or television  program where the contract  specifies the permissible  timing of release to various  media,  the fee is  allocated  to the various media based on management's assessment of the relative fair value of the rights to exploit  each media and is  recognized  as the  program is released to each media. For  multiple-title  contracts with a fee, the fee is allocated on a title-by-title  basis,  based on  management's  assessment  of the relative fair value of each title.  As of June 30,  2003,  the  Company had no  multiple-title contracts in the markets.

According to the new standards,  the following  changes in accounting  have been adopted:

     o    Advertising and marketing costs, which were previously  capitalized to  investment in films and  television  programs on the balance sheet and amortized using the individual film forecast method,  are now expensed the first time the advertising takes place.

     o    The  capitalization of production costs is limited to revenue that has been  contracted for in the applicable  markets until such time as the criteria  for  recognizing  revenues  are  met.  Notes,  this  is  also applicable to secondary markets, or reissue of product (after original license contracts have expired).

Revenue  recognized  from ancillary  markets is recorded at the time of receipt, since it is not  traditionally  included  within the  estimates of revenue with a particular  project's  primary  release,  and may not  ever  become  a  realized revenue,  or the  Company  did not have  those  rights  to  exploit  within  its distribution network.

d) Investments:  none

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

2. Changes in Management Control:   none

3. Results of Operations and Management's Plans:

The Company's  continued  existence is dependent upon its ability to resolve its liquidity  problems.  The Company must achieve and sustain a profitable level of operations  with  positive  cash  flows and must  continue  to obtain  financing adequate to meet its ongoing  operation  requirements.  To offset hese factors, the  company has  embarked on an  aggressive  capital  campaign  and has been in development for determining  it's most effective  method of exploiting  recently acquired film rights and re-establishing its contacts in the foreign and US Home Video  markets.  Since July 2001,  new  management   as embarked on a program to reverse the unfavorable  results, by significantly  reducing overhead and taking steps to rebuild  revenues.  Net loss for the recent periods has been due to the delay  in  receipt  of  revenue  and  getting  to the  markets  at the  time the availability  to  release  the  films coproduced  or  otherwise  acquired  for distribution  (which  results are  recorded in the  Company's  Film  Costs).  In December the Company did enter into an exclusive  distribution  agreement with a library of  films.  The company has just begun the  process of  marketing  this library, which includes the development of sales materials, creating descriptive listing  sheets for  licensees and to seek foreign  sales  representatives.  One sales  representative is under contract for the Scandinavian market. The company attended its first film market in several  years in Los Angeles and rejoined its affiliation with the American Film Marketing  Association in 2002,  however,  in 2003,  the  Company  was  unable to  continue  its  annual  dues and  expects to re-establish  its  membership  status  as soon  as  economically  feasible.

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Dallas,  Texas and as of June 30,  2003,  the  Company  had three full-time  employees,  consisting  of Mr.  Foster,  the  CEO and   resident,  an administrative secretary, and a production-administrative assistant. The Company also engaged  Kjell  Larsson to direct sales and marketing on a full time basis. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These  professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

         a) Factors Affecting Operating Results

The Company has a significant investment in Film Costs, which contain relatively most of its asset  valuation.  The Company has  experienced  difficulties in the past in  generating  revenues  to  realize a value on its  assets as  indicated. Several  factors have hampered the Company's  ability to effectively  arket and sell or  license  the film  titles  it has.  These  reasons  are  mainly  to the following circumstances:

New  management  and new board  members  have had a limited  period of time with which to work  together and evaluate the business and  prospects.  The Company's operating  history,  coupled  with  the  emerging  nature  of  new  markets  for independent  films and other forms of broadcast as well as new   technologies  in Internet-delivered Film/Video content, were either not available or built upon in prior years,  as may have been the case with other  similar  companies.  Past economic downturns  in the  Foreign  markets  and an overall  decline in the  independent markets in general makes  predicting  future  operating  results  difficult.  In addition,  the Company's  Licensee  prospects must be considered in light of the uncertainties  encountered  by  past  negative  experiences  with  the  Company. Although  management  and certain  board  members have  experience  in providing market  expertise and positive  results,  this activity,  along with the rapidly evolving markets,  (specifically  for delivery of Film/Video  content over the Internet,  from which the Company developed a joint venture with Kasstech,  Inc. as Notesd earlier),  may create unknown and uncertain results.  The result is the Company's exposure to certain risks, which, as summarized, include the Company's ability to:

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

If the  Company  should  fail to  manage  these  risks  successfully,  it  would materially  adversely  affect  financial  performance.  The above  elements make prediction of future revenue difficult. There are no assurances that the Company will be able to predict our future revenue  accurately.  Because the Company has had a  significant  amount of  restoration  of client  base,  reduction of current film  product and higher cost delivery methods,  revenue has suffered.  Turnaround of assets acquired has been delayed (as earlier mentioned).

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

5. Income Taxes:

At June 30,  2003,  the  Company  had a net  operating  loss  carry  forward  of approximately  $42 million.  Effective as of the  beginning of fiscal 2002,  the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income  Taxes"  (known as "SFAS  109"),  on a  prospective  basis.  SFAS 109 requires  the Company to change its method of  accounting  for income taxes from the  deferred  method  to the  liability  method.  Under the  liability  method, deferred tax liabilities  and assets are recognized for the tax  consequences of temporary  differences  between the financial  reporting and tax basis of assets and  liabilities.  There were no  significant  changes by the  adoption  of this method  and, as a result of the  company's  net  operating  losses at the period ending June 30, 2003, no provision for income tax has been recognized.

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

6. Notes and Loans Payable:

In January of 2001,  the company had entered into a  settlement  with Ian Jessel (Ian Jessel vs.  Odyssey  Pictures  Corporation)  of which an amount of $385,000 plus  interest of 10% per annum.  This amount has been  reduced from the accrued portion of the balance sheet and entered into current  structured Notes payable, resulting in an increase to the Notes Payable.  The Settlement is in the form of a Notes, with no specific payment  arrangements due to the Company's inability to make any  payments  on a regular  basis.  As the Company  progresses  in seeking alternate financing, moderate payments have been made which have been acceptable to Mr. Jessel.

In June of 2001,  the company  borrowed  funds on an interim basis from an investor  who is also a  shareholder  of the Company in order to pay the initial payment to Mr.  Jessel,  which was $140,000.  The repayment of this interim Notes occurred  from the Company  entering  into a  long-term  debt  arrangement  with another lender. The Settlement Notes does carry a default clause which, if called and not cured  timely,  could  result in the  filing of a judgment  against  the Company  in the  total  amount  that  would be due at that  time,  plus  accrued interest.  Unsecured  Promissory  Notes:  In August of 2001, two unsecured Notes previously  recorded  under Media Trust Notes  Payable  were paid in full,  thus reducing the liabilities to the Unsecured Promissory Notes by $98,550.

In April of 2002 the company  received  short-term  loans from an  individual to accommodate  certain cash needs. To facilitate  these loans,  the Company issued warrants to purchase 25,000 shares  unregistered  common stock  exercisable at a price of $0.40.  The warrants expire in April of 2007.

In August of 2002,  a series of    loans were made  totaling  $9,500 for specific  expenses by certain  unrelated  parties.  The CEO loaned an additional amount of funds to the Company to accommodate  certain overhead expenses.  These funds were accounted for as short-term interest bearing loans.

In September,  2002, the Company borrowed $50,000 for working capital needs in a sixty-day Notes at 12% per annum.  This Notes is in default.

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

Convertible Debt

In June, 2003, we issued a $100,000 convertible promissory Notes. The Notes bears interest at 8% per annum until paid or converted. Interest is payable monthly commencing July, 2003. The initial conversion rate is $0.25 per share (subject to standard anti-dilution and certain re-set provisions). The convertible Notes matures on June, 2005.

The convertible debt securities were issued with a non-detachable conversion feature and 1,500,000 detachable warrants. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  as amended.

In accordance SFAS No. 133, we evaluate that the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Notes to determine whether they are or are not clearly and closely related to the characteristics of the Notes. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The Notes is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at an initial conversion price of $0.25 per share, subject to standard anti-dilution and certain re-set adjustments. Pursuant to the terms of the Notes, the conversion price will be reset (the "Reset Provision") to the number of common shares into will be equal to the  dollar  amount of the debenture  being  converted  multiplied  by  eleven,  minus the  product  of the conversion  price,  multiplied  by ten times the dollar  amount of the debenture being converted,  divided by the conversion price. The conversion price is equal to the lesser of (i) $.25; or (ii) 80% of the average of the three lowest prices during the 20 trading days before but not including  the  conversion  date.

Material Events that would cause default under the Notes include:

  failure to pay principal when due;
  failure to pay any interest, late fees
  failure to perform other covenants under any Notes that is not cured by thirty-five days after notice;
  any representation or warranty under the financing documents that is untrue or incorrect in any material respect;
  certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;
  the Company becoming party to a change of control transaction;
  failure to maintain the required reservation of additional shares of authorized common stock;

The 1,500,000 warrants permit the purchasers to purchase 1,500,000 shares of common stock at an initial exercise price of $1.00 per share and are exercisable from June 30, 2003 until June 30, 2006. They contain standard anti-dilution provisions similar to the convertible debt.

The values ascribed to the Notes, the conversion feature of the Notes, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock  ; SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments  .

The terms of the convertible debentures include a reset conversion feature which provides for a reduction in conversion price of the debentures into shares of the Company's common stock at a rate at 80% of the average of the three lowest prices during the 20 trading days before but not including  the  conversion  date. Because the conversion option is indexed to our own stock and a separate instrument with the same terms would be classified in stockholders' equity in the statement of financial position, the written option is was not considered to be a derivative instrument for the issuer under SFAS 133 paragraph 11(a) However, under EITF 00-19 we have determined that the current conversion rate is not fixed and determinate and will change in circumstances outside management's control and, accordingly, the conversion feature was separated from the host contract.

In accordance with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," we determined that the convertible Notes contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the Notes equal to:

(i)	the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by
(ii)	the number of shares into which the Notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $68,971 discount to the convertible Notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the effective yield method.

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis in June, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and additional paid-in capital for their relative fair value of $31,029.

This Notes was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $31,029 and 68,971 respectively. The beneficial conversion feature of $68,971 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

The aggregate discount of $100,000 will be amortized to interest expense over the term of the Notes using the straight-line method. The carrying value of the Notes, net of corresponding unamortized of discount is as follows:

Face amount of Notes	$ 100,000
Less unamortized discount	($ 100,000)
Carrying value at June 30, 2003	$ 0

7.   Common Stock

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

10. Stock Options and Warrants:

Summary of Warrant Activity

The convertible Notes was issued with 1,500,000 detachable warrants. Exercise prices are $1.00 and expire three years from the date of issuance, June, 2006.. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. We also issued 1,100,000 warrants for services.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. A table summarizing the assumptions is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2003	6.0%	0.0%	100.0%	60 mos.
2002	6.0%	0.0%	50.0%	60 mos.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at June 30, 2001	3,310,659	$0.42
Granted	725,000	$0.65
Exercised	0	$0.00
Lapsed	(1,153,333)	$0.63
Options outstanding at June 30, 2002	2,882,326	$0.48	4.0	$0
Granted	2,600,000	$0.61
Exercised	0	$0.00
Lapsed	0	$0.00
Options outstanding at June 30, 2003	5,482,326	$0.54	2.4	$20,000
Options exercisable at June 30, 2003	5,482,326	$0.54	2.4	$20,000

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2003:
	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	3,069,540	$0.19	17.4	3,069,540	$0.19
$ 0.51-$ 1.00	2,412,786	$0.98	43.3	2,412,786	$0.98
Total Shares	5,482,326			5,482,326

Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible Notes did not meet the required tests Therefore, the conversion feature of the 2003 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the  host contract and recorded the liability at its fair value of $68,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

11. Changes in Securities And Use of Proceeds.

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

In May of 2003, the Company issued 2,500,000 shares to a U.S. private investment company  resulting in $100,000 gross  proceeds to the company.  The terms of the share purchase requires a put and call agreement by and between four individuals related to the company and extends to one year beyond its date of issue. The Company  is not obligated to redeem the shares.

12. Impairment.

Assets are initially recorded at fair value and are reviewed for impairment at least annually or more frequently if impairment indicators arise.

In assessing the recoverability of our assets management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, assumed royalty rates and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the assessment of recoverability. We have elected to make the first business day of the last month in the fiscal year the annual impairment assessment date. Asset valuations are calculated using an income approach based on the present value of future cash flows of each applicable reporting unit. Changes in economic and operating conditions impacting these assumptions could result in impairment in future periods.

We could be required to evaluate the recoverability of our assets prior to the required annual assessment if we experience disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis could result in goodwill or asset impairment charges in the future.

Due to lack of operating revenue over the last three years we have re-evaluated our estimates of the future cash flows to be derived from the underlying assets and have concluded that the future cash flows did not exceed the carrying value of our assets and, therefore, recognized an aggregate impairment charge of $4,896,504 at June 30, 2003. A summary of the classification of the underlying assets is as follows:

Summary of impairment expense:
Film Inventory	$4,021,349
Investments	528,668
Unrecoverable prepaid expenses	88,000
Uncollectible receivables	258,487

Total	$4,896,504

13. Related Party Transactions:

In March 2002,  the Company  gave  notice to the  Managing  Director of it s 99% owned Luxembourg subsidiary, Odyssey Ventures Online Holdings, S.A ("OVO"), that it was removing all  Directors  and  replacing  them with members of the Odyssey Pictures  Corporation  Board. The Company has hired legal counsel in Brussels to recover the assets of the  subsidiary to facilitate the Company in either a sale or its assets or an orderly liquidation.  While the Company was advised that the action in March was legally  binding,  the  Company's  legal  counsel  delivered formal notice to further  formalize the actions taken in July. The Company is in the  process  of  exploring  all  avenues  for full  recovery  of these  assets, inclusive of possible lawsuit.  This carrying value of $461,000 was fully impaired under the category "investments" at June 30, 2003.

As of  June  30,  2003,  the  Company  had  two  loans  payable  to  one  of its stockholders, of which the balance owing along with accrued interest was $54,570 and  $10,740.  The Notes bears an interest  rate of 12% per annum and is due upon demand.

As of June 30, 2003, the Company had two additional  loans payable to one of its stockholders, of which the balance owing along with accrued interest was $51,480 and  $20,254.  The Notes bears an interest  rate of 12% per annum and is due upon demand.

A related party to the Company's CEO, JL Media Services LLC,  advanced funds and services for overheads and  operations of the Company from January to October of 2001.  The Company  began  repaying  towards a formal Notes  between the parties, which was dated effective  January 2001, in October of 2001. The Notes carries an interest of 12% per annum and has  provisions to be increased  from time to time depending  upon the  operations,  services  and  overhead  needs of the Company, should it be necessary. As of the end of the period of June 30, 2002 the Company owed $192,035 in interest and  principal,  which became due and payable on March 1, 2002. The Company sought,  an was granted,  a renewal for said loan effective as of the due date of March,  1, 2002  through  to a new due date of  January 1, 2003, with no penalties. This Notes is currently in default.

In January of 2003, the Company sought, and was granted, an additional extension of the Notes for a period of 10 months,  or to October 30, 2003,  with no payment or penalty.  The provisions of the loan also include the acceptance of shares of stock in the Company for payments of interest, if so elected. As of June 30, 2003 the Company owed JL Media Services LLC a total of $215,148.

The  services  were  paid by the  issuance  of the  500,000  shares  of stock in December.  The contract for services is not being renewed. An additional $98,000 was expensed for  consideration  of  continuation  of services and fees for Notes extensions  from  a  financial   consultant,   Cofima  Finanz,   AG  in  Zurich, Switzerland.  The  amount was placed in an  interest-bearing  term Notes,  with a scheduled  payment  date not  beginning  in next  fiscal  year.  Pursuant to the guidelines as  established  and adopted by the Company in Statement of Financial Accounting Standards No, 5 (SFAS 5, loss contingency), an accounting reserve for possible  liabilities was established  referring to various  lawsuits as express earlier herein. As this reserve was recently established, a total of $250,000 in "other  accrued"  expenses has been  charged  during the fiscal  periods  ending 6-30-01  and  6-30-02  inclusively.

14. Subsequent Events:

In July of 2003, a complaint was filed in the State of Florida between  Distinct Web Creations, Inc. and the Company and names the individual, John W. Foster, as defendants.  The  complaint is for  non-payment  of services  resulting  from an assumed contract for the transaction of Filmzone.Com and Filmzone LC, a Florida Limited Liability  Company,  as completed in early 2001. The amount owing on the claim is  $12,000  and seeks  the  repayment  of this  amount  plus  unspecified damages.  The Company has engaged counsel in Florida and will vigorously  defend its  position  for both the Company  and for Mr.  Foster.  Discovery  process is underway.

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

Restatement of Financial Statements

Adjustment 1 Impairment of Long-Lived Assets: We received several comment letters from the staff of the Securities and Exchange Commission asking for additional information and clarification of the carrying value of our assets.  Upon review, we have determined our assets are impaired. The carrying value of assets subject to our revaluation was previously reported at $ 4,89,6504. Due to the lack of operating revenue over the last three years we have re-evaluated our estimates of the future cash flows to be derived from the underlying assets and have concluded that the future cash flows did not exceed the carrying value of our assets and, therefore, recognized an aggregate restated impairment charge of $4,896,504 at June 30, 2003. A summary of the classification of the underlying assets is as follows:

Summary of impairment expense:
Film Inventory	$4,021,349
Investments	528,668
Unrecoverable prepaid expenses	88,000
Uncollectible receivables	258,487
Total	$4,896,504
Less amounts previously recorded	(622,420)
Net adjustments	$4,274,084

Adjustment 2 Beneficial Conversion Feature and Detachable Warrants: We have also determined our previous accounting for the convertible Notes and detachable warrants was in error. Upon review, we failed to ascribe a value to the detachable warrants and recognize a beneficial conversion feature in conformity with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments,".

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis in June, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and additional paid-in capital for their relative fair value of $31,029

The Notes was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $31,029 and 68,971 respectively. The beneficial conversion feature of $68,971 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

Adjustment 3 Derivative Liability: We have also determined our previous accounting for the embedded conversion feature of the Notes was in error. We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible Notes did not meet the required tests Therefore the conversion feature of the 2003 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the host contract and recorded the liability at its fair value of $68,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%.

Adjustment 4 Warrants Issued for Services: We have also determined our previous accounting for the warrants issued for services was in error. We issued 1,100,000 warrants for services but did not recognize the fair value of those warrants (or value of services) as required under EITF EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. The calculation of fair value resulted in a charge to earnings of $76,262.

 Reclassification: We also reclassified several items in the balance sheet and statement of operations and cash flows. The reclassifications on the balance sheet were made primarily to reflect a reclassification to current for debt instruments determined to be in default of their material terms. Items were reclassified on the statement of operations and statement of cash flows in order to comply with comments raised by the S.E.C. regarding the classification of such items under Reg. S-X.

We have restated our Balance Sheet as of June 30, 2003 and the Statements of Operations and Cash Flows and Shareholders' Deficit for the year then ended to correctly reflect these items.

Schedule of journal entries related to each adjustment:

Adjustment 1
Impairment Expense	4,274,084
Film Inventory		3,251,549
Accounts Receivable		229,326
Prepaid Expenses		208,293
Investment in Subsidiaries		584,916
Results of Impairment Analysis

Adjustment 2
Convertible Notes Discount	31,029
Common Stock		31,029
Relative Fair Value of Detachable Warrants issued in
connection with 2003 convertible Notes

Adjustment 3
Convertible Notes Discount	68,971
Derivative Liability		68,971
fair value of Embedded Conversion Feature issued in
connection with 2003 convertible Notes

Adjustment 4
General & Administrative expenses	76,262
Common Stock		76,262
fair value of warrants issued for services

Schedule of adjustments and impact on amounts previously reported and the revised balances:

		Balance Sheet Adjustments

	as originally reported	1	2 , 3 & 4	reclassifications & miscellaneous	as restated

Assets

Current Assets
Cash & cash equivalent's	$948			(948)	$0
Accounts receivable	229,326	(229,326)			0
Prepaid expenses	208,293	(208,293)			0

Total current assets	438,567				0

Property & equipment (net)	0				0
Film inventory (net)	3,251,549	(3,251,549)			(0)
Goodwill	0				0
Amortizable intangible assets, net	0			6,500	6,500
Investments in unconsolidated subsidiaries	584,916	(584,916)			0
Other	0				0

total assets	$4,275,032				$6,500

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,905,192			158,849	2,064,041
Accounts payable-relayed parties	$0			71,734	71,734
Accrued interest	$240,821				240,821
Other accrued expenses	$235,584			622,672	858,256
Debt obligations in default	$419,265			883,147	1,302,412

Total current liabilities	$2,800,862				4,537,265

Derivative liability			$68,971		68,971
Long term debt	$2,027,926			(2,027,926)	0
Related parties	$0		($100,000)	243,413	143,413

Stockholders' Equity:
common stock-200,000,000 authorized $0.02 par value
10,883,818 issued & outstanding	323,398				323,398
Additional paid in capital	36,675,383		107,291		36,782,674
Accumulated deficit	(37,552,537)	(4,274,084)	(76,262)	53,662	(41,849,221)

Total Stockholders' Equity	(553,756)				(4,743,149)

Total Liabilities and Stockholders' Equity	$4,275,032				$6,500

	Statement of Operations Adjustments

	as originally reported	1	4	reclassifications & miscellaneous	as restated

Net Sales	$65,636			(96)	$65,540
Costs Applicable to Sales & Revenue	14,615			92,768	107,383

Gross Profit	51,021				(41,842)
	77.7%				-63.8%

Selling, General & Administrative Expenses	779,289		76,262	80,524	936,075
Settlements	127,209			(127,209)	0
Permanent Impairment of Long Lived Assets	322,706	4,274,084		299,714	4,896,504
Depreciation and Amortization	390,980			(390,980)	0

Total Operating Expenses	1,620,184				5,832,579

Income (Loss) Before Other Income & Income Taxes	(1,569,163)				(5,874,421)

Other Income (Expense)
Interest (Expense)	(283,090)			8,834	(274,256)

Income (Loss) Before Income Taxes	(1,852,253)				(6,148,677)
Income Taxes	0			259	259
Net Loss available to common shareholders	($1,852,253)				($6,148,936)

Basic and Diluted Net Loss Per Common Share	($0.07)				($0.22)

Weighted Average Common Shares Outstanding (Basic)	27,578,560				27,578,560

Restated Statement of Cash Flows

	as originally reported	impact of error correction adjustments	as restated

Cash Flows from Operating Activities:
Net Loss	($1,852,253)	($4,296,683)	($6,148,936)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	449,395	(449,395)	0
Additions to film costs	0	0	0
Impairment	0	4,896,504	4,896,504
Stock Issued for Services	0	0	0
Options Issued for Services	0	76,262	76,262
Changes in Operating Assets & Liabilities:
Accounts Receivable	(29,254)	29,254	(0)
Notess receivable and advances	9,100	0	9,100
Prepaid Expenses	361,703	(356,702)	5,001
Accounts Payable & Accrued Expenses	826,710	58,583	885,293
Accrued Expenses	12,800	(12,800)	0

Net cash used by operating activities	(221,799)	(54,977)	(276,776)

Cash Flows from Investing Activities:
Investments in film inventory	(35,635)	35,635	0
Subsidiary activity	(76,649)	76,649	0

Net cash used by investing activities	(112,284)	112,284	0

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	128,000	(25,000)	103,000
Loan Proceeds	203,358	(33,256)	170,102

Net cash used by financing activities	331,358	(58,256)	273,102

Net Change In Cash	(2,725)	(950)	(3,675)
Cash-Beginning	3,675	0	3,675

Cash-Ending	$950	($950)	$0

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ODYSSEY PICTURES CORPORATION

Dated: June 12, 2008                 by: /s/ John W. Foster
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