Form 10QSB/A
period 2003-09-30
ODYSSEY PICTURES CORP
filed 2008-08-11
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment 2

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
______________________                           _____________________
(State or other juris-                                       (I.R.S. Employer
diction of incorporation                                     Identification No.)
             or organization)

2321 Coit Rd, Suite E,  Plano, Texas 75075
_____________________________________

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone No., including area code: (972) 867-0055

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

Common  Stock,  par value  $.01 per share  33,869,846  outstanding  shares as of September 30, 2003.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
      Consolidated Balance Sheets as of
      September 30, 2003 and 2002
            Consolidated Statements of Operations for the Three Month Period Ended
                        Month Period Ended September 30, 2003 and 2002
      Consolidated Statements of Cash Flows for the Three Month Period Ended
                  Month Period Ended September 30, 2003 and 2002
              Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	September 30, 2003 (unaudited)	June 30, 2003
	(restated)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	15,000	0

Total current assets	15,000	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$21,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	2,143,338	2,064,042
Accounts payable-relayed parties	17,613	71,734
Accrued interest	252,575	240,821
Other accrued expenses	791,983	858,256
Debt obligations in default	1,572,660	1,302,412

Total current liabilities	4,778,168	$4,537,265

Derivative liability	118,971	68,971
Long term debt	0	0
Related parties	143,413	143,413

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
33,869,846 issued & outstanding (32,982,039 in June)	338,698	329,820
Additional paid in capital	36,833,552	36,776,252
Accumulated deficit	(42,191,302)	(41,849,221)

Total Stockholders' Deficiency	(5,019,052)	(4,743,149)

Total Liabilities and Stockholders' Deficiency	$21,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarters Ended Sept. 30,

	2003	2002
	(restated)

Net Sales	$29,204	$56,304

Costs Applicable to Sales & Revenue	0	9,670

Gross Profit	29,204	46,634
	115.9%	82.8%

Selling, General & Administrative Expenses	280,390	227,372
Settlements	0	13,490

Total Operating Expenses	280,390	240,862

Income (Loss) Before Other Income & Income Taxes	(251,186)	(194,228)

Other Income (Expense)
Interest (Expense)	(90,895)	(39,138)

Income (Loss) Before Income Taxes	(342,081)	(233,366)

Income Taxes	0	0

Net Loss available to common shareholders	($342,081)	($233,366)

Basic and Diluted Net Loss Per Common Share	($0.01)	($0.01)

Weighted Average Common Shares Outstanding (Basic)	33,618,389	22,540,417

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended Sept. 30,

	2003	2002
	(restated)

Cash Flows from Operating Activities:
Net Loss	($342,081)	($233,365)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	0	50,745
Additions to film costs		(71,557)
Stock Issued for Services	66,178	0
Change in value of derivatives	50,000	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(15,000)	(29,303)
notes receivable and advances	0	(6,600)
Accounts Payable & Accrued Expenses	78,808	198,915

Net cash used by operating activities	(162,096)	(91,165)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	89,106
Loan Proceeds	162,096	0

Net cash used by financing activities	162,096	89,106

Net Change In Cash	0	(2,059)
Cash-Beginning	0	2,867

Cash-Ending	$0	$808

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statements of Stockholders' Deficiency
(unaudited)

	Stockholders' Deficiency

	Common Stock			Accumulated Deficit	Total

	Shares	Common Stock Amount	Additional Paid-In Capital

Balance at June 30, 2001	21,762,558	$217,625	$35,592,515	($33,780,164)	$2,029,976
Common stock issued for services	690,000	6,900	137,100		144,000
Shares issued for cash	7,939,481	79,395	836,605		916,000
Net Loss				(1,920,123)	(1,920,123)

Balance at June 30, 2002	30,392,039	303,920	36,566,220	(35,700,287)	1,169,853

Shares issued for cash	2,590,000	25,900	102,741		128,641
Fair value of stock based compensation, net of unvested forfeitures			76,262		76,262
Warrants issued as loan inducement			31,029		31,029
Net Loss			0	(6,148,936)	(6,148,936)

Balance at June 30, 2003	32,982,039	$329,820	$36,776,252	($41,849,223)	($4,743,151)

Stock issued for services	887,807	8,878	57,300		66,178
Net Loss				(342,081)	(342,081)

Balance at September 30, 2003	33,869,846	$338,698	$36,833,552	($42,191,304)	($5,019,054)
.

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To
UNAUDITED INTERIM
Financial Statements

SEPTEMBER 30, 2003

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

3.          Stockholders' Equity

           Stock Issued for Services

During the three months ended September 30, 2003 we issued 887,807 shares of our common stock in exchange for services.  The shares were valued at $ 66,178 or about $0.075 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

4.          Restatement of Financial Statements

Adjustment 1 Impairment of Long-Lived Assets: We received several comment letters from the staff of the Securities and Exchange Commission asking for additional information and clarification of the carrying value of our assets.  Upon review, we have determined our assets are impaired. The carrying value of assets subject to our revaluation was previously reported at $ 4,896504. Due to lack of operating revenue over the last three years we have re-evaluated our estimates of the future cash flows to be derived from the underlying assets and have concluded that the future cash flows did not exceed the carrying value of our assets and, therefore, recognized an aggregate restated impairment charge of $4,896,504 at June 30, 2003. A summary of the classification of the underlying assets is as follows:

Summary of impairment expense:
Film Inventory	$4,021,349
Investments	528,668
Unrecoverable prepaid expenses	88,000
Uncollectible receivables	258,487

Total	$4,896,504
Less amounts previously recorded	(622,420)

Net adjustments	$4,274,084

Adjustment 2 Beneficial Conversion Feature and Detachable Warrants: We have also determined our previous accounting for the convertible note and detachable warrants was in error. Upon review, we failed to ascribe a value to the detachable warrants and recognizes a beneficial conversion feature in conformity with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments,".

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis in June, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and additional paid-in capital for their relative fair value of $31,029

The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $31,029 and 68,971 respectively. The beneficial conversion feature of $68,971 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

Adjustment 3 Derivative Liability: We have also determined our previous accounting for the embedded conversion feature note was in error. We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible note did not meet the required tests Therefore, the conversion feature of the 2003 note was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the host contract and recorded the liability at its fair value of $118,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at September 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%.

Adjustment 4 Warrants Issued for Services: We have also determined our previous accounting for the warrants issued for services was in error. We issued 1,100,000 warrants for services but did not recognize the fair value of those warrants (or value of services) as required under EITF 96-18. The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2003 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%. The calculation of fair value resulted in a charge to earnings of $76,262.

 Reclassification: We also reclassified several items in the balance sheet and statement of operations. The reclassifications on the balance sheet were made primarily to reflect a reclassification to current for debt instruments determined to be in default of their material terms. Items were reclassified on the statement of operations in order to comply with comments raised by the S.E.C. regarding the classification of such items under Reg. S-X.

We have restated our Balance Sheet as of September 30, 2003 and the Statements of Operations and Cash Flows and Shareholders' Deficit for the quarter then ended to correctly reflect these items.

		Balance Sheet Adjustments

	as originally reported	1	2,3 & 4	reclassifications & miscellaneous	as restated

Assets

Current Assets
Cash & cash equivalent's	$3,964			(3,964)	$0
Accounts receivable	193,379	(229,326)		50,947	15,000
Receivable from related parties	68,030			(68,030)	0
Prepaid expenses	122,642	(208,293)		85,651	0

Total current assets	388,015				15,000

Property & equipment (net)	0			0	0
Film inventory (net)	3,318,955	(3,251,549)		(67,406)	0
Goodwill	0			0	0
Amortizable intangible assets, net	0			6,500	6,500
Investments in unconsolidated subsidiaries	584,916	(584,916)		0	0
Other	0			0	0
				0
total assets	$4,291,886			0	$21,500

Liabilities and Stockholders' Equity

Current Liabilities:
Line of Credit	$0			0	$0
Accounts payable	$2,137,791			5,547	2,143,338
Accounts payable-relayed parties	$0			17,613	17,613
Accrued interest	$240,821			11,754	252,575
Other accrued expenses	$235,584			556,399	791,983
Debt obligations in default	$0			1,572,660	1,572,660

Total current liabilities	$2,614,196				4,778,168

Derivative liability			$68,971	50,000	118,971
Long term debt	$2,400,995			(2,400,995)	0
Related parties	$0		($100,000)	243,413	143,413

Stockholders' Equity:
common stock-40,000,000 authorized $0.01 par value				0
10,883,818 issued & outstanding	328,938			9,760	338,698
Additional paid in capital	36,709,843		107,291	16,418	36,833,552
Accumulated deficit	(37,762,087)	(4,274,084)	(76,262)	(78,869)	(42,191,302)

Total Stockholders' Equity	(723,306)				(5,019,052)

Total Liabilities and Stockholders' Equity	$4,291,885				$21,500

	Statement of Operations

	as originally reported	Adjustments	as restated

Net Sales	$54,355	(29,151)	$25,204
Costs Applicable to Sales & Revenue	0	(4,000)	(4,000)

Gross Profit	54,355		29,204
	100.0%		115.9%

Selling, General & Administrative Expenses	197,464	82,926	280,390
Settlements	28,400	(28,400)	0
Permanent Impairment of Long Lived Assets	0	0	0
Depreciation and Amortization	0	0	0

Total Operating Expenses	225,864		280,390

Income (Loss) Before Other Income & Income Taxes	(171,509)		(251,186)

Other Income (Expense)
Interest Income	0	0	0
Interest (Expense)	(38,041)	(52,854)	(90,895)

Income (Loss) Before Income Taxes	(209,550)		(342,081)

Income Taxes	0	0	0

Net Loss available to common shareholders	($209,550)		($342,081)

Basic and Diluted Net Loss Per Common Share	($0.01)		($0.01)

Weighted Average Common Shares Outstanding (Basic)	31,450,212		33,618,389

	Statement of Cash Flows

	as originally reported	impact of error correction adjustments	as restated

Cash Flows from Operating Activities:
Net Loss	($209,550)	($132,531)	($342,081)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	50,745	(50,745)	0
Stock Issued for Services	35,000	31,178	66,178
Derivative valuation adjustment		50,000	50,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	(30,139)	15,139	(15,000)
notes receivable and advances	(54,143)	54,143	0
Accounts Payable & Accrued Expenses	(22,500)	101,308	78,808
Accrued Expenses	212,412	(212,412)	0

Net cash used by operating activities	(18,175)	(143,921)	(162,096)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	21,191	(21,191)	0
Loan Proceeds	0	162,096	162,096

Net cash used by financing activities	21,191	140,905	162,096

Net Change In Cash	3,016	(3,016)	(0)
Cash-Beginning	948	(948)	0

Cash-Ending	$3,964	($3,964)	($0)

Item 2. Management's Discussion and Analysis

Results of Operations

Three months Ended September 30, 2003 and 2002

Revenues for the three months ended September 30, 2003 decreased to $29,204 from $56,304 for the comparable  period ended September,  30 2002. This decrease is due to reduction in the  Company’s  operations due to lack of capital.   Five new films became available for delivery during this period and were being marketed.

Costs  related to revenues  decreased  to $0.00 for the three  month  period ended  September  30, 2003 from $9,670 for the  comparable  three  months  ended September 30, 2002. This was due to the fact that the revenues reported were due from licensing renewals for which the costs have already been amortized or written down.

Selling,  general  and  administrative  expenses  increased   to $280,390 for the three month period ended  September 30, 2003, from $227,372 for the comparable period in 2002. The  company continues to experience a significant  legal  costs,  due to  settlement  efforts underway, and as well as costs related to seeking alternate financing resources.

The Company's  principal  activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries.  As of September 30, 2003, the Company had no agreements with sub-distributors  relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At September 30, 2003, the Company had no cash.  The Company  had no material  commitments  for capital  expenditures  as of September 30, 2003.

Item 3. Controls and Procedures

a.   Evaluation  of  Disclosure  Controls  and  Procedures:  Based  upon the evaluation of disclosure  controls and  procedures as of September 30, 2003,  the evaluation date, the Company's Chief Executive  Officer  indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities  Exchange Act of 1934 as amended, are not effective.

b.   Changes in Internal  Controls:  In order to  facilitate  the control of information  through the  Company's  Chief  Executive  Officer,  its  certifying officer  under  this  Item,  additional  restrictions  on  changes  to  existing relationships,  new  relationships  and flow of funds have been instituted as of the evaluation date.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff's   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on September 30, 2003.

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

The "Muller & Smith Case" (lawsuit filled for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case) is, at the close of business on September  30,  2003,  still was an  outstanding  issue.  In April of 2003,  the California Court upheld the indemnification  claim for Muller-Smith and declared a judgment  against Odyssey in the amount of $360,000,  which was promptly filed in California and domesticated in New York and in Texas as well. The Company met with   Muller-Smith   on  April  21 and  sought   settlement   discussions   with Muller-Smith.  In a subsequent  conversation on May 6, the Muller-Smith  refused the opportunity to continue settlement  discussions.  Muller-Smith  notified the Company  that an  additional  $100,000  was owed  against the same  claim.  This increased  amount was being sought as an addition to the judgment as well. Should the Company not be able to resolve this issue by either making full  payment or  entering  into an amicable  and  affordable  settlement arrangement,  then the  Company  would be  severely  hampered  in its ability to adequately  manage  the  operations.  The  Company  would  expect to  experience continued business interruption, collection efforts, garnishments, and defending this situation without a resolve will take a substantial amount of the Company's time  and  resources.   The  Company  will  need  to  seek  alternate  means  of capitalization  in  order  to meet not  only  its  operating  payments  but also possible payments in settlement.  Certain remedies may exist to perhaps confront the judgment and render the judgment  unenforceable.  These include, but may not me limited to, future possible  discoveries,  which may or may not be determined as acts of wrongful or criminal intent against the Company,  fraudulent  actions or similar  wrongful  past  activities  of these former  Directors and Officers.  Presently  there  are  numerous  activities  surrounding  this  issue,  such  as depositions,  claims and collection  activities,  as well as further attempts to settle.

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

ITEM 2.   Changes in Securities and Use of Proceeds

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

In June 2003, we signed a Securities  Purchase Agreement with La Jolla Cove Investors,  Inc.  for the sale of a  $150,000  8%  convertible  debenture  and a warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%,  matures two years from the date of issuance and is  convertible into  shares of our common  stock.  The number of common  shares into which this debenture may be converted is equal to the dollar amount of the debenture  being converted  multiplied  by eleven,  minus the  product of the  conversion  price, multiplied  by ten times the dollar  amount of the  debenture  being  converted, divided by the conversion  price. The conversion price is equal to the lesser of (i) 25;  or (ii) 80% of the average of the three lowest  prices  during the 20 trading days before but not including the conversion  date. The warrants  expire in June 2006 and are  exercisable  at $1.00 per  share.  The  warrant  holder is obligated  to  exercise  the warrant  concurrently  with the  conversion  of the debenture  for a number of shares  equal to ten times the  dollar  amount of the debenture being converted.

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

No matters were submitted to security holders for a vote during the period ending 9/30/03.

ITEM 7.   Exhibits and Reports on Form 8-K.

Exhibits. None

Reports on Form 8-K. None

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/  John W. Foster
_____________________________________

John W. Foster
Chairman and CEO