Form 10QSB/A
period 2003-12-31
ODYSSEY PICTURES CORP
filed 2008-08-21
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

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

Common  Stock,  par value  $.01 per share  36,869,846  outstanding  shares as of September 30, 2003.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
      Consolidated Balance Sheets as of
      December 31, 2003 and June 30, 2003
            Consolidated Statements of Operations for the  Six Month Period and the Three Month
                            Period Ended  Ended December 31, 2003 and 2002
      Consolidated Statements of Cash Flows for the Six Month Period and the Three Month
                            Period Ended Month Period Ended December 31, 2003 and 2002
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

Signatures

Odyssey Pictures Corporation
Balance Sheet

Assets	September 30, 2003 (unaudited) (restated)	June 30, 2003

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	38,253	0

Total current assets	38,253	0

Amortizable intangible assets, net	6,500	6,500
Other	81	0

total assets	$44,833	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	2,240,135	2,064,042
Accounts payable-relayed parties	41,156	71,734
Accrued interest	264,329	240,821
Other accrued expenses	896,017	858,256
Debt obligations in default	1,576,401	1,302,412

Total current liabilities	5,018,038	$4,537,265

Derivative liability	168,971	68,971
Related parties	143,413	143,413

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
36,869,846 issued & outstanding (32,982,039 in June)	368,698	329,820
Additional paid in capital	36,895,851	36,776,252
Accumulated deficit	(42,550,138)	(41,849,221)

Total Stockholders' Deficiency	(5,285,589)	(4,743,149)

Total Liabilities and Stockholders' Deficiency	$44,833	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Six Months Ended Dec. 31,

	2003	2002	2003	2002
	(restated)		(restated)

Net Sales	$37,501	$6,147	$66,705	$62,201

Costs Applicable to Sales & Revenue	0	4,753	0	14,422

Gross Profit	37,501	1,394	66,705	47,779

Selling, General & Administrative Expenses	222,990	308,516	481,935	566,156
Settlements	93,400	2,209	114,845	2,209

Total Operating Expenses	316,390	310,725	596,780	568,365

Income (Loss) Before Other Income & Income Taxes	(278,890)	(309,331)	(530,076)	(520,586)

Other Income (Expense)
Interest (Expense)	(79,944)	(17,682)	(170,839)	(39,820)

Income (Loss) Before Income Taxes	(358,834)	(327,013)	(700,915)	(560,406)

Income Taxes	(700)	0	0	0

Net Loss available to common shareholders	($358,134)	($327,013)	($700,915)	($560,406)

Basic and Diluted Net Loss Per Common Share	($0.01)	($0.01)	($0.02)	($0.02)

Weighted Average Common Shares Outstanding (Basic)	35,272,020	27,538,051	34,445,205	27,538,051

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended Dec. 31,

	2003	2002
	(restated)

Cash Flows from Operating Activities:
Net Loss	($700,915)	($233,365)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	0	50,745
Additions to film costs		(71,557)
Stock Issued for Services	65,878	0
Change in value of derivatives	100,000	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(38,253)	(29,303)
notes receivable and advances	0	(6,600)
Prepaid Expenses	(81)	0
Accounts Payable & Accrued Expenses	323,093	198,915

Net cash used by operating activities	(250,279)	(91,165)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	89,106
Loan Proceeds	250,279	0

Net cash used by financing activities	250,279	89,106

Net Change In Cash	(0)	(2,059)
Cash-Beginning	0	2,867

Cash-Ending	($0)	$808
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statements of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2001	21,762,558	$217,625	$35,592,515	($33,780,164)	$2,029,976
Common stock issued for services	690,000	6,900	137,100		144,000
Shares issued for cash	7,939,481	79,395	836,605		916,000
Net Loss				(1,920,123)	(1,920,123)

Balance at June 30, 2002	30,392,039	303,920	36,566,220	(35,700,287)	1,169,853

Shares issued for cash	2,590,000	25,900	102,741		128,641
Fair value of stock based compensation, net of unvested forfeitures			76,262		76,262
Warrants issued as loan inducement			31,029		31,029
Net Loss			0	(6,148,936)	(6,148,936)
Balance at June 30, 2003	32,982,039	$329,820	$36,776,252	($41,849,223)	($4,743,151)

Stock issued for services	887,807	8,878	57,300		66,178
Stock issued upon conversion of debt	3,000,000	30,000	62,299		92,299
Net Loss				(700,915)	(700,915)

Balance at December 31, 2003	36,869,846	$368,698	$36,895,851	($42,550,137)	($5,285,588)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements

DECEMBER 31, 2003

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.          Stockholders' Equity

           Stock Issued for Services

During the three months ended December 31, 2003 we issued 3,000,000 shares of our common stock in satisfaction of $92,299 in debt and accrued interest. The shares are not registered and are subject to restrictions as to transferability.

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

We have restated our Balance Sheet as of December 31, 2003 and the Statements of Operations and Cash Flows and Shareholders' Deficit for the interim period then ended to correctly reflect these items.

		Balance Sheet at December 31, 2003

	as originally reported	1	2,3 & 4	reclassifications & miscellaneous	as restated

Assets

Current Assets
Cash & cash equivalent's	$452			(452)	$0
Accounts receivable	209,975	(229,326)		57,604	38,253
Receivable from related parties	51,030			(51,030)	0
Prepaid expenses	118,992	(208,293)		89,301	0

Total current assets	380,449				38,253

Film inventory (net)	3,268,210	(3,251,549)		(16,661)	0
Amortizable intangible assets, net	0			6,500	6,500
Investments in unconsolidated subsidiaries	534,916	(584,916)		50,000	0
Other	0			81	81

total assets	$4,183,575			0	$44,833

Liabilities and Stockholders' Equity

Current Liabilities:
Line of Credit	$0			0	$0
Accounts payable	$2,384,653			(144,518)	2,240,135
Accounts payable-relayed parties	$139,429			(98,273)	41,156
Accrued interest	$240,821			23,508	264,329
Other accrued expenses	$235,584			660,433	896,017
Debt obligations in default	$113,462			1,462,939	1,576,401

Total current liabilities	$3,113,949				5,018,038

Derivative liability			$68,971	100,000	168,971
Long term debt	$2,100,365			(2,100,365)	0
Related parties	$0		($100,000)	243,413	143,413

Stockholders' Equity:
common stock-40,000,000 authorized $0.01 par value				0
10,883,818 issued & outstanding	363,116			5,582	368,698
Additional paid in capital	36,794,402		107,291	(5,842)	36,895,851
Accumulated deficit	(38,188,256)	(4,274,084)	(76,262)	(11,536)	(42,550,138)

Total Stockholders' Equity	(1,030,738)				(5,285,589)

Total Liabilities and Stockholders' Equity	$4,183,576				$44,833

	Statement of Operations Six Months Ended December 31, 2003

	as originally reported	Adjustments	as restated

Net Sales	$66,705		$66,705
Costs Applicable to Sales & Revenue	9,600	(9,600)	0

Gross Profit	57,105		66,705

Selling, General & Administrative Expenses	626,383	(144,448)	481,935
Settlements	28,400	86,445	114,845
Total Operating Expenses	654,783		596,780

Income (Loss) Before Other Income & Income Taxes	(597,678)		(530,076)

Other Income (Expense)
Interest (Expense)	(38,041)	(132,798)	(170,839)

Income (Loss) Before Income Taxes	(635,719)		(700,915)

Income Taxes	0		0
Net Loss available to common shareholders	($635,719)		($700,915)

Basic and Diluted Net Loss Per Common Share	($0.02)		($0.02)

Weighted Average Common Shares Outstanding (Basic)	33,652,000		34,445,205

Item 2. Management's Discussion and Analysis

Results of Operations

Six months Ended December 31, 2003 and 2002

Revenues for the six months ended December 31, 2003 increased to $66,689 from $62,201 for the comparable  period ended December 31, 2002.   Five new films became available for delivery during this period and they are being marketed at present.

Costs  related to revenues  decreased  to $5,000 for the six  month  period ended December 31, 2003 from $14,422 for the  comparable six  months  ended December 31, 2002. This was due to the fact that the revenues reported were due from licensing renewals, for which the costs have already been amortized.

Selling,  general  and  administrative  expenses  decreased   to $472,578 for the six month period ended  December 31, 2003, from $566,156 for the comparable period in 2002. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses. In addition, the company still continues to experience a significant  expense  for its legal  costs,  mainly  due to  settlement  efforts underway as well as costs related to seeking alternate financing resources.

The Company's  principal  activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries.  As of December 31, 2003, the Company had no agreements with sub-distributors  relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At December 31, 2003, the Company had no cash.  The Company  had no material  commitments  for capital  expenditures  as of December 31, 2003.

Item 3. Controls and Procedures

a.   Evaluation  of  Disclosure  Controls  and  Procedures:  Based  upon the evaluation of disclosure  controls and  procedures as of December 31, 2003,  the evaluation date, the Company's Chief Executive  Officer  indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities  Exchange Act of 1934 as amended, are not effective.

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

There is a  perfected  judgment  issued  to a law firm in Los  Angeles,  Arter & Hadden LLP,  which is from  representation  in the above suits prior to specific counsel moving to another firm, which is currently  representing the Company. It is the  Company's  intention  to pay or  settle  this  amount  as and when it is economically feasible to do so. The amount of the claim is $30,000.

In July of 2003, a complaint was filed in the State of Florida between  Distinct Web Creations, Inc. and the Company and names the individual, John W. Foster, as defendants.  The  complaint is for  non-payment  of services  resulting  from an assumed contract for the transaction of Filmzone.Com and Filmzone LLC, a Florida Limited Liability  Company,  as completed in early 2001. The amount of the judgment is  $12,000 plus interest fees and costs and seeks  the  repayment  of this  amount  plus  unspecified damages.

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

ITEM 2.   Changes in Securities and Use of Proceeds

In December 2003, the Company issued 3,000,000 shares of its common stock to Auric Trust and others in exchange for reduction in debt of $92,550.55.  In September  of 2003,  we issued a total of 215,000  common  shares to two parties in consideration of loans made to the Company.  These were  specifically 140,000 shares to one private party and 75,000 shares to another.

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