Form 10QSB/A
period 2004-03-31
ODYSSEY PICTURES CORP
filed 2008-09-25
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Common  Stock,  par value  $.01 per share  37,919,846  outstanding  shares as of March 31, 2004.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements-unaudited
      Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003
      Consolidated Statements of Operations for the Nine Month Period and the Three Month Period Ended  Ended March 31, 2004 and 2003
      Consolidated Statements of Cash Flows for the Nine Month Period Ended March 31, 2004 and 2003
      Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
     Item 3. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report
SIGNATURES

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2004 (unaudited)	June 30, 2003
	(restated)

Current Assets:
Cash & cash equivalent's	$0	$0
Accounts receivable	25,072	0

Total current assets	25,072	0

Amortizable intangible assets, net	6,500	6,500
Other	62	0

total assets	$31,633	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Line of Credit	$0	$0
Accounts payable	2,256,074	2,064,042
Accounts payable-relayed parties	132,727	71,734
Accrued interest	276,083	240,821
Other accrued expenses	925,933	858,256
Debt obligations in default	1,615,873	1,302,412

Total current liabilities	5,206,689	$4,537,265

Derivative liability	168,971	68,971
Related parties	154,989	143,413

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
37,919,846 issued & outstanding (32,982,039 in June)	379,198	329,820
Additional paid in capital	36,977,351	36,776,252
Accumulated deficit	(42,855,565)	(41,849,221)

Total Stockholders' Deficiency	(5,499,016)	(4,743,149)

Total Liabilities and Stockholders' Deficiency	$31,633	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2004	2003	2004	2003
	(restated)		(restated)

Net Sales	($20,096)	$4,500	$46,609	$62,215

Costs Applicable to Sales & Revenue	0	50,745	0	166,843

Gross Profit	(20,096)	(46,245)	46,609	(104,628)

Selling, General & Administrative Expenses	207,222	28,021	689,157	616,073
Settlements	3,678	0	118,523	48,636

Total Operating Expenses	210,900	28,021	807,680	664,709

Income (Loss) Before Other Income & Income Taxes	(230,996)	(74,266)	(761,071)	(769,337)

Other Income (Expense)
Interest (Expense)	(74,432)	(8,799)	(245,271)	(62,759)

Income (Loss) Before Income Taxes	(305,428)	(83,065)	(1,006,342)	(832,096)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($305,428)	($83,065)	($1,006,342)	($832,096)

Basic and Diluted Net Loss Per Common Share	($0.01)	($0.00)	($0.03)	($0.03)

Weighted Average Common Shares Outstanding (Basic)	37,524,791	29,803,821	35,504,268	29,803,821

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Nine Months Ended March 31,

	2004	2003
	(restated)

Cash Flows from Operating Activities:
Net Loss	($1,006,342)	($832,096)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	0	74,997
Additions to film costs		77,238
Stock Issued for Services	158,178	0
Change in value of derivatives	100,000	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(25,072)	(24,254)
Prepaid Expenses	(62)	(79,456)
Accounts Payable & Accrued Expenses	523,320	366,960
Accrued Expenses	0	134,050

Net cash used by operating activities	(249,979)	(282,561)

Cash Flows from Investing Activities:
Collection of notes receivable	0	(13,279)

Net cash used by investing activities	0	(13,279)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	3,000
Loan Proceeds	249,979	290,402

Net cash used by financing activities	249,979	293,402

Net Change In Cash	0	(2,438)
Cash-Beginning	0	3,674

Cash-Ending	$0	$1,236

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statements of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2001	21,762,558	$217,625	$35,592,515	($33,780,164)	$2,029,976

Common stock issued for services	690,000	6,900	137,100		144,000
Shares issued for cash	7,939,481	79,395	836,605		916,000
Net Loss				(1,920,123)	(1,920,123)

Balance at June 30, 2002	30,392,039	303,920	36,566,220	(35,700,287)	1,169,853

Shares issued for cash	2,590,000	25,900	102,741		128,641
Fair value of stock based compensation, net of unvested forfeitures			76,262		76,262
Warrants issued as loan inducement			31,029		31,029
Net Loss			0	(6,148,936)	(6,148,936)

Balance at June 30, 2003	32,982,039	$329,820	$36,776,252	($41,849,223)	($4,743,151)

Shares issued for cash	0	0	0		0
Stock issued for services	1,937,807	19,378	138,800		158,178
Stock issued upon conversion of debt	3,000,000	30,000	62,599		92,599
Net Loss				(1,006,342)	(1,006,342)

Balance at March 31, 2004	37,919,846	$379,198	$36,977,651	($42,855,564)	($5,498,716)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To
UNAUDITED INTERIM
Financial Statements
MARCH 31, 2004

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.          Stockholders' Equity

           Stock Issued for Services

During the three months ended March 31, 2004 we issued 1,050,000 shares of our common stock for services valued at grant date fair value of $92,000. The shares are not registered and are subject to restrictions as to transferability.

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible note did not meet the required tests Therefore, the conversion feature of the 2003 note was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the host contract and recorded the liability at its fair value of $118,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at March 31, 2004 were a volatility of 100%, common stock value of $0.10 and a risk free interest rate of 6.0%.

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

We have restated our Balance Sheet as of March 31, 2004 and the Statements of Operations and Cash Flows and Shareholders' Deficit for the interim period then ended to correctly reflect these items.

		Balance Sheet at March 31, 2004

	as originally reported	1	2,3 & 4	reclassifications & miscellaneous	as restated

Assets

Current Assets
Cash & cash equivalent's	$5,534			(5,534)	$0
Accounts receivable	197,758	(229,326)		56,640	25,072
Prepaid expenses	139,440	(208,293)		68,853	0

Total current assets	342,732				25,072

Film inventory (net)	3,244,567	(3,251,549)		6,982	0
Amortizable intangible assets, net	0			6,500	6,500
Investments in unconsolidated subsidiaries	534,916	(584,916)		50,000	0
Other	0			62	62
				0
Total assets	$4,122,215			0	$31,633

Liabilities and Stockholders' Equity

Current Liabilities:
Line of Credit	$0			0	$0
Accounts payable	2,313,673			(57,599)	2,256,074
Accounts payable-relayed parties	109,829			22,898	132,727
Accrued interest	240,821			35,262	276,083
Other accrued expenses	235,584			690,349	925,933
Debt obligations in default	441,010			1,174,863	1,615,873

Total current liabilities	$3,340,917				5,206,689

Derivative liability			$68,971	100,000	168,971
Long term debt	2,088,372			(2,088,372)	0
Related parties	$0		($100,000)	254,989	154,989

Stockholders' Equity:
common stock-200,000,000 authorized $0.02 par value				0
37,919,846 issued & outstanding	369,616			9,582	379,198
Additional paid in capital	36,846,402		107,291	23,658	36,977,351
Accumulated deficit	(38,523,092)	(4,274,084)	(76,262)	17,873	(42,855,565)

Total Stockholders' Equity	(1,307,074)				(5,499,016)

Total Liabilities and Stockholders' Equity	$4,122,215				$31,633

	Statement of Operations Nine Months Ended March 31, 2004

	as originally reported	Adjustments	as restated

Net Sales	$71,734	(25,125)	$46,609
Costs Applicable to Sales & Revenue	152,235	(152,235)	0

Gross Profit	(80,501)		46,609

Selling, General & Administrative Expenses	538,506	150,651	689,157
Settlements	168,523	(50,000)	118,523
Depreciation and Amortization	0	0	0

Total Operating Expenses	707,029		807,680

Income (Loss) Before Other Income & Income Taxes	(787,530)		(761,071)

Other Income (Expense)
Interest (Expense)	(183,024)	(62,247)	(245,271)
Debt Settled in Excess of Value of Common Shares Issued

Income (Loss) Before Income Taxes	(970,554)		(1,006,342)

Income Taxes	0	0	0

Net Loss available to common shareholders	($970,554)		($1,006,342)

Basic and Diluted Net Loss Per Common Share	($0.03)		($0.03)

Weighted Average Common Shares Outstanding (Basic)	35,793,443		35,504,268

	Statement of Cash Flows Nine Months Ended March 31, 2004

	as originally reported	impact of error correction adjustments	as restated

Cash Flows from Operating Activities:
Net Loss	($970,555)	($35,787)	($1,006,342)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, Amortization & Bad Debts	152,235	(152,235)	0
Stock Issued for Services	0	158,178	158,178
Derivative valuation adjustment		100,000	100,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	11,063	(36,135)	(25,072)
Prepaid Expenses	0	(62)	(62)
Accounts Payable & Accrued Expenses	440,625	82,695	523,320
Accrued Expenses	219,952	(219,952)	0

Net cash used by operating activities	(146,680)	(103,299)	(249,979)

Cash Flows from Investing Activities:
Investments in film inventory	(2,031)	2,031	0
Collection of notes receivable	(60,326)	60,326

Net cash used by investing activities	(62,357)	62,357	0

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	132,599	(132,599)	0
Loan Proceeds	81,024	168,955	249,979

Net cash used by financing activities	213,623	36,356	249,979

Net Change In Cash	4,586	(4,586)	0
Cash-Beginning	948	(948)	0

Cash-Ending	$5,534	($5,534)	$0

Item 2. Management's Discussion and Analysis

Results of Operations

Nine months Ended March 31, 2004 and 2003

Revenues for the nine months ended March 31, 2004 were $46,605.27   Costs  related to revenues  were $7,030.55 for the nine  month  period ended March 31, 2004. Selling,  general  and  administrative  expenses  were $689,157 for the nine month period ended March 31, 2004. The company still continues to experience a significant  expense  for its legal  costs,  mainly  due to  settlement  efforts underway as well as costs related to seeking alternate financing resources.

The Company's  principal  activities have been the acquisition of rights in either completed or incomplete motion pictures and the licensing of these rights to sub-distributors in foreign countries.  As of March 31, 2004, the Company had no agreements with sub-distributors  relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Liquidity and Capital Resources

At March 31, 2004, the Company had no cash.  The Company  had no material  commitments  for capital  expenditures  as of March 31, 2004.

Item 3. Controls and Procedures

a.   Evaluation  of  Disclosure  Controls  and  Procedures:  Based  upon the evaluation of disclosure  controls and  procedures as of March 31, 2004,  the evaluation date, the Company's Chief Executive  Officer  indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities  Exchange Act of 1934 as amended, are not effective.

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

ITEM 2.   Changes in Securities and Use of Proceeds

Pursuant to an S-8 Registration Statement filed with the Securities and Exchange Commission on 2-24-04,  the Company issued 400,000 shares of its common stock to Troy Bathman for services valued at $40,000  and 650,000 shares to Greg Schenzie for services  valued at $52,000.

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending March 31, 2004.

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