Form 10KSB
period 2004-06-30
ODYSSEY PICTURES CORP
filed 2008-12-02
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended June 30, 2004
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

Common Stock: $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate  by check  mark if there  is no  disclosure  of  delinquent  filers  in response to Item 405 of  Regulation  S-B is not  contained in this form,  and no disclosure  will  be  contained,  to the  best  of  Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the Registrant as of June 30, 2004 was  approximately  $2,358,020 (based on the mean between  the  closing  bid and asked  prices of the Common  Stock on such date), which value,  solely for the purposes of this calculation,  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a determination by Registrant that all such  individuals are, in fact,  affiliates of the Registrant.

As of June 30, 2004 there were outstanding 37,919,846 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-KSB

Report for the Fiscal Year
Ended June 30, 2004

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

Business Strategy

The Company's  strategy is to package, produce and distribute independent feature filmsand expand its growth and  infrastructure  through  acquiring or partnering with other entities.  The execution of the Company's  strategy comes from operating the following  activities  within each  service it  provides  which,  in turn,  will generate revenues from both fees and commissions.

          1)   Packaging - The process by which we undertake a particular film project in  screenplay form and assembles cast, crew,  financing,  introduces banks and other  institutions  to the  "package"  (either for the company or for the producer) and may establish  partnerships from contributing  buyers  in order to  secure  the  distribution  and  market  position  for the film,  if actually  produced.  For this activity, the company shall receive a percentage of the budget of the film and perhaps an equity interest as well.

          2)   Production - For film  projects  in script form that may be acquired exclusively  for the  company,  a separate  schedule  is provided  which will enable the packaging on an "in house" basis.  That is, to hire all  crewmembers,  contract a director,  and assemble all necessary  elements for  production and financing of the proposed project.  The Company, in this case, is also able to partner with other  production  teams  or  distribution  companies  for  added security  and in  reducing  risk in order for the project to have market interest early on. The Company shall retain percentages of the budget as well as receive  fees as a producer  and shall also control a major  portion of the equity  resulting in an increased chance for higher revenue portions from sales in the world and US markets.

          3)   Distribution  - The  Company  plans to acquire a certain  number of films per year as well as  assemble a  distribution  package  for other films that are  completed.  This will  generate  commission revenues  from sales and  marketing  income for which the Company can achieve its buyers' interest.

          4)   Strategic Partnerships - From time to time, the Company may be asked to engage in financing and/or distribution  activities for companies that could fill the need for  continued  product.  If  conditions were of a financially secure nature,  management would attempt to acquire  or  otherwise   partner  with  these  potential   target companies  in  order  to  expand  its  base  and  diversity  as a supplier.

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

Operations

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in Dallas,  Texas (see  "Properties")  and, as of June 30, 2004,  the Company had three full-time  employees,  consisting of Mr. John Foster,  the CEO and President of the Company,  along with two  administrative  assistants in the Dallas office.

ITEM 2. PROPERTIES

During the reported period, the Company  conducted its operations out of leased  premises at 16910Dallas Parkway,  Dallas,  Texas,  consisting of approximately 2,500 square feet.  The  premises were  available  to the  Company  through a sublease  agreement  with JL Media  Services  LLC,  an  affiliated  party to Mr. Foster. Rent expense for each of the fiscal years is as follows:

                                  June 30, 2004         $42,957
                                  -------------------- ------------
                                  June 30, 2003         $44,398
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

In August 1995, G.P. Productions,  Inc. ("GP") and Greenwich Subject Films, Inc. ("Greenwich") commenced an action entitled G.P. Productions,  Inc. and Greenwich Studios,  Inc. v. Double Helix Films,  Inc.,  Communications  and Entertainment, Inc.,  Krishna  Shaw,  Gerald  Muller  and Norman  Muller in the  United  States District Court, Southern District of Florida (Case No. 95-1188).  Mr. Muller has demanded  that the Company  indemnify  him against any  expenses,  judgments and amounts paid in settlement of the action.  The Company  contends that, by virtue of Mr.  Muller's  breaches of fiduciary duty and violation of his obligations to the Company, it is not required to provide indemnification. Thomas Smith and Norman Muller  ("Muller-Smith") former directors of the Company and  co-defendants in the Pfannebecker  matter,  filed an action against the Company in the Los Angeles Superior Court seeking  indemnification  from the Company  in  connection  with their  status as  defendants  in the  Pfannebecker matter.  In April of 2003,  the  California Court upheld the indemnification  claim for Muller-Smith and entered a judgment against  Odyssey  in the  amount  of  $360,000 plus $95,000 in attorneys fees,  which  has been  filed  in California  and  domesticated  in New York and in Texas.

Mr. Ian Jessel ("Jessel")  entered into a three-year  employment  agreement with the Company,  commencing  November 9, 1998 and  continuing  through  November 9, 2001.  Jessel's  responsibilities  included  management of the Company's  Motion Picture & Television Division.  Jessel's compensation was set at a rate equal to$300,000  per annum for the first year,  $350,000 per annum for the second year, and $400,000 per annum for the third year.  The  agreement  also  provided for a yearly bonus based upon the net profits of the film division and the Company. The  Company  paid the sum of  $50,000  to Jessel in  fiscal  1999 and  deferred payment of the  balance of the  compensation  due to him.  In June 1999,  Jessel notified the Company that he was suspending  services to the Company for failure to pay his compensation on a timely basis. The Company believes it was justified in deferring certain payments due to Jessel.  Jessel commenced an action against the Company in  November  1999 in the Los Angeles  Superior  Court,  seeking the salary  and other  benefits  he claims he is  entitled  to under his  three-year employment  agreement.    A  settlement  had been  reached and had been voted as accepted by the Board.  All  settlement  discussion and offers have been reserved and are within the reserved  amount(s).  The matter remains pending as of June 30, 2004.

Mr.  Dennis  Morgan  ("Morgan")  commenced  an action  against  the  Company  in December, 1999 in the Los Angeles Superior Court alleging that he was promised a position as head of a music  division to be  established by the Company and that such oral  agreement  was  intended  to be  confirmed  in writing but never was. Morgan brought claims against the Company and others for the purported breach of an  oral  agreement,  purported  breach  of  an  implied  agreement,  fraud  and fraudulent conveyances. The Company has served written discovery and is awaiting responses  to  interrogatories  and the  production  of  documents.  The Company contends  that  there was no  employment  relationship  with,  nor any  monetary commitments to, Morgan, and that it committed no breach or wrongdoing.  A trial; date was set for this matter.  The parties began discussing  settlement terms in order to alleviate the costs of ongoing litigation. As of the end of June, 2001, the  Company  entered  into  preliminary  settlement.   In April of 2003, a judgment was filed in the State of  California  in favor of Morgan.  The amount  of  this  judgment  is  $225,000  plus  accrued  interest. An action  was filed in the State of New York  Watson,  Farley and  Williams  v. Odyssey Pictures Corp., Gold Leaf Pictures,  Belgium, Johan Schotte,  Chardonnay Enterprise  Ltd, and A Hero From Zero N.V.  Complaint  filed April 30, 2001, New York Supreme Court,  New York County.  The complaint  states a balance owing for services  rendered from the period  beginning 1997 through to April of 2000. The notice of complaint  was  received on August 10, 2001.  The Company has answered this  complaint  denying  its  position  in the named  defendants.  The  Company contends that it did, in fact, pay any and all  outstanding  related legal bills related to the Plaintiff's corporate  involvement.  The Company did hire counsel in New York and has made an  attempt  to offer a  settlement  on  behalf  of the remaining  defendants.  No  response  has been made from the  Plaintiff  on this matter as of the close of business on June 30, 2004. There is a pending litigation  from  another law firm in Los  Angeles,  Arter & Hadden LLP,  which is from  representation  in the above suits prior to specific counsel  moving to  another  firm  currently  representing  the  Company in some matters.   a default  judgment  was  entered in the matter and the Company is making arrangements  to  make  payments  over  a  period  of  time.  The  judgment  was domesticated in Texas.  The party has accepted a monthly payment  arrangement to be made, yet the Company had not made any payments as of the end of June 30, 2004.

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

Common Stock

Fiscal 2003	High	Low

First Quarter	$.215	$.05
Second Quarter	.165	.04
Third Quarter	.10	.06
Fourth Quarter	.12	.12

Fiscal 2004	High	Low

First Quarter	$ .17	$ .07
Second Quarter	.08	.03
Third Quarter	.11	.037
Fourth Quarter	.09	.04

As of June 30,  2004,  there were  approximately  4,333  record  holders of the Company's  Common  Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for the Years Ended June 30, 2003 and 2004 were Net losses of $5,874,422 and 1,413,723 respectively due to extremely limited operations as well as the Company’s decision to impair significant assets in the Fiscal Year ended June 30, 2003.

Revenues for the twelve months ended June 30, 2004 decreased to $22,297  compared to $65,540 for the twelve  months ended June 30, 2003 due to increasingly limited operations.  Because of lack of revenues associated with them, the Company has determined that $4,896,504 in long lived assets are impaired and the Company has taken a charge in this amount as of June 30, 2003.

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

At June 30, 2004, the Company held no cash.

In the past  fiscal  year,  management  has  taken  steps to fund the  Company's operations  primarily  through private  placements of the Company's common stock including: a $45,000 six month loan on June 4, 2004 payable with interest at the rate of %8 per annum and convertible to common stock at the rate of $.05 per share; a $15,000 one year loan on June 25, 2004 payable with interest at the rate of %8 per annum and convertible to common stock at the rate of $.05 per share and $5,000 payable in 90 days with interest at the rate of 12% per annum.  In addition, the Company received  financial  support from JL Media  Services LLC, an affiliate of an officer,  John Foster in offsets to  overhead  and  interim  loans,  which are secured by the Company's  assets.

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

None

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
	2004

Options/Stock Appreciation Rights:

There were no issues with respect to stock options and stock appreciation rights ("SARs")  granted to  executive  officers  during the fiscal year ended June 30, 2003 or in 2004.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or  distributed in the past four quarters of fiscal 2003 or fiscal 2004.

Director Compensation

The Company does not have any standard  arrangements pursuant to which directors of the  Company  are  compensated  for  services  provided  as a  director.  All directors  are entitled to  reimbursement  for expenses  reasonably  incurred in attending  Board of Directors'  meetings.    There  have  been no distributions  of Stock to the Board Members as of the end of June 30, 2003 and the same periods ending June 30, 2004.

Compensation   Agreements,   Termination  of  Employment  and  Change-in-Control Arrangements:

As of July of  2001,  Mr.  Foster  served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay  increase  to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003.  A  significant  amount of Mr.  Foster's  salary has gone  unpaid and remains payable by the Company as of the end of June 30, 2004.

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
10.02 Sub-Lease for office  premises at 16910 Dallas  Parkway, Suite 104, Dallas Texas dated February 1, 2001   (8)
10.03 Settlement Agreement and Release between  Paramount  Pictures  Corporation and Odyssey Distributors,  Ltd. (a wholly owned subsidiary of the Company),and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)
10.04 Stock  Purchase  Agreement  between the  Company  and  Flanders  Film S.A. relating to purchase  of minority  stock  interest in E3 Sports New Mexico, Inc. and Media Trust S.A.,  and related  promissory  notes for $135,000 and $315,000, dated March 2, 1998   (10)
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

(b)  Reports on Form 8-K

     The  Company  filed an Form 8-K dated April 10, 2004.

(c) See (a)(3) above.

(d) None

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the  participation of our  management,  including  the  chief  executive  officer,  or CEO,  and chief financial  officer,  or CFO, of the effectiveness of the design and operation of our disclosure procedures.  Based on that evaluation, our management,  including the CEO and CFO,  concluded  that our disclosure  controls and  procedures  were not effective as of June 30,  2004.  There have been no  significant  changes in our internal  control over  financial  reporting  during the 2004 calendar year that have materially  affected,  or are reasonably likely to materially  affect,  our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2004 and 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2004 and 2003 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a $1,700,000 loss from operations and consumed $115,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2005. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

November 10 2008

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2004	June 30, 2003

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	(0)	0

Total current assets	(0)	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	1,632,228	1,519,120
Accounts payable-relayed parties	216,477	71,734
Accrued interest	392,608	240,821
Other accrued expenses	958,580	858,256
Legal settlements & judgments	1,045,435	544,922
Convertible Debt, net of discount	250,000	0
Debt obligations in default	1,472,302	1,302,412

Total current liabilities	5,967,631	$4,537,265

Derivative liability	118,971	68,971
Related parties	156,110	143,413

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
37,919,846 issued & outstanding (32,982,039 in 2003)	379,198	329,820
Additional paid in capital	36,977,351	36,776,252
Accumulated deficit	(43,592,760)	(41,849,221)

Total Stockholders' Deficiency	(6,236,211)	(4,743,149)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Years Ended June 30,
	2004	2003

Net Sales	$22,297	$65,540
Costs Applicable to Sales & Revenue	22,144	107,383

Gross Profit	153	(41,843)
	0.7%	-63.8%

Selling, General & Administrative Expenses	782,005	936,075
Settlements	631,872	0
Permanent Impairment of Long Lived Assets	0	4,896,504
Depreciation and Amortization	0	0

Total Operating Expenses	1,413,877	5,832,579

Income (Loss) Before Other Income & Income Taxes	(1,413,723)	(5,874,422)

Other Income (Expense)
Interest (Expense)	(329,816)	(274,256)
Income (Loss) Before Income Taxes	(1,743,539)	(6,148,678)

Income Taxes	0	259

Net Loss available to common shareholders	($1,743,539)	($6,148,937)

Basic and Diluted Net Loss Per Common Share	($0.05)	($0.19)

Weighted Average Common Shares Outstanding (Basic)	36,104,862	31,687,039

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of cash Flows
	Years Ended June 30,
	2004	2003

Cash Flows from Operating Activities:
Net Loss	($1,743,539)	($6,148,937)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Impairment	(0)	4,896,504
Stock Issued for Services	158,178	0
Options Issued for Services	0	76,262
Change in value of derivatives	50,000	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	0	9,100
Prepaid Expenses	0	5,001
Accounts Payable & Other	1,420,400	885,293

Net cash used by operating activities	(114,961)	(276,777)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	103,000
Loan Proceeds	114,961	170,102

Net cash generated by financing activities	114,961	273,102

Net Change In Cash	0	(3,675)
Cash-Beginning	0	3,675

Cash-Ending	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Consolidated Statements of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2002	30,392,039	303,920	36,565,920	(35,700,287)	1,169,553

Shares issued for cash	2,590,000	25,900	102,741		128,641
Fair value of stock based compensation, net of unvested forfeitures			76,262		76,262
Warrants issued as loan inducement			31,029		31,029
Net Loss				(6,148,936)	(6,148,936)

Balance at June 30, 2003	32,982,039	$329,820	$36,775,952	($41,849,223)	($4,743,451)

Shares issued for cash	0	0	0		0
Stock issued for services	1,937,807	19,378	138,800		158,178
Stock issued upon conversion of debt	3,000,000	30,000	62,599		92,599
Net Loss				(1,743,539)	(1,743,539)

Balance at June 30, 2004	37,919,846	$379,198	$36,977,351	($43,592,762)	($6,236,213)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
 June 30, 2004

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991,  the Company  sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s.

Basis of Presentation: The consolidated  financial  statements include the accounts of the Company, its wholly owned  subsidiaries and majority owned or controlled joint ventures.  All significant    intercompany    accounts    have   been    eliminated. Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Significant Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment  New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended June 30, 2004 or 2003. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition: The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). Revenues from foreign  theatrical,  home video,  television  and pay  television licensing  contracts are recognized when the film is available for exhibition by the licensee and when certain other  conditions are met.  Revenues from domestic theatrical distribution of films are  recognized  as the films are  exhibited.  All  revenues for the periods presented were derived from  foreign  distribution  rights  and  continuing  ancillary revenues,  such  as  foreign  income  from  soundtracks  or  other  revenue  not previously accounted for (known as "residuals") relating thereto.

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

Capitalized Film Costs: Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company. Capitalized costs include all direct production and financing costs, and production overhead. Costs of acquiring and producing films are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates dopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company’s financial position and results of operations, the potential impact from adopting this statement is being evaluated.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. FIN 46R has been adopted by the Company.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS
 June 30, 2004

1. Notes and Loans Payable:

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

Convertible Debt

In June and August, 2003, we issued a total of $250,000 convertible promissory Notes. The Notes bear interest at 8% per annum until paid or converted. Interest is payable monthly commencing July, 2003. The initial conversion rate is $0.25 per share (subject to standard anti-dilution and certain re-set provisions). The convertible Notes matures on June, 2005.

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

The Notes were considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $31,029 and 68,971 respectively. The beneficial conversion feature of $68,971 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

The aggregate discount of $100,000 will be amortized to interest expense over the term of the Notes using the straight-line method. The carrying value of the Notes, net of corresponding unamortized of discount is as follows:

Face amount of Notes	$ 250,000
Less unamortized discount	0
Carrying value at June 30, 2004	$ 250,00

2. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $ 43,000,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3. Commitments:

The Company leases its office space on a month-to-month basis. Rent expense was $42,955 and $44,398 for the years ended June 30, 2004 and 2003 respectively.

4. Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 40,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

5. Stock Options and Warrants:

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

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2003	6.0%	0.0%	100.0%	60 mos.
2004	6.0%	0.0%	100.0%	60 mos.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at June 30, 2002	2,882,326	$0.42
Granted	2,600,000	$0.65
Exercised	0	$0.00
Lapsed	0	$0.63
Options outstanding at June 30, 2003	5,482,326	$0.30	4.0	$0
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(1,531,390)	$0.29
Options outstanding at June 30, 2004	3,950,936	$0.24	2.1	$260,000
Options exercisable at June 30, 2004	3,950,936	$0.24	2.1	$260,000

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2004:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	3,062,500	$0.03	19.5	3,062,500	$0.03
$ 0.51-$ 1.00	888,436	$0.96	45.6	888,436	$0.96
Total Shares	3,950,936			3,950,936

Equity Instruments Classified as Derivatives

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible Notes did not meet the required tests Therefore, the conversion feature of the 2003 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the  host contract and recorded the liability at its fair value of $68,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2004 were a volatility of 100%, common stock value of $0..05 and a risk free interest rate of 6.0%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6. Impairment:

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

7. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $156,110 and $143,413 at June 30, 2004 and 2003 respectively.

8. Results of Operations and Management's Plans:

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

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2004,  the  Company  had three full-time  employees,  consisting  of Mr.  Foster,  the  CEO and   resident,  an administrative secretary, and a production-administrative assistant. The Company also engaged  Kjell  Larsson to direct sales and marketing on a full time basis. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated:  December 2, 2008              by: /s/ John W. Foster
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
- -------------------------
John W. Foster
CEO, Chairman and President