Form 10-Q
period 2004-09-30
ODYSSEY PICTURES CORP
filed 2009-01-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2004

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

Common  Stock,  par value  $.01 per share  37,919,846  outstanding  shares as of September 30, 2004.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
          Consolidated Balance Sheets as of September 30, 2004 and June 30, 2003
          Consolidated Statements of Operations for the  Three Month Period Ended September 30, 2004 and 2003
          Consolidated Statements of Cash Flows for the Three Month Period Ended September 30, 2004 and 2003
          Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Sept 30, 2004	June 30, 2004
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	(0)	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	1,585,112	1,632,228
Accounts payable-relayed parties	229,049	216,477
Accrued interest	488,721	392,608
Other accrued expenses	998,160	958,580
Legal settlements & judgments	1,045,435	1,045,435
Convertible Debt, net of discount	250,000	250,000
Debt obligations in default	1,524,324	1,472,302

Total current liabilities	6,120,801	$5,967,630

Derivative liability	118,971	118,971
Related parties	156,110	156,110

Stockholders' Deficiency:
common stock-40,000,000 authorized $0.01 par value
37,919,846 issued & outstanding	379,198	379,198
Additional paid in capital	36,977,351	36,977,351
Accumulated deficit	(43,745,931)	(43,592,760)

Total Stockholders' Deficiency	(6,389,382)	(6,236,211)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended September 30,
	2004	2003

Net Sales	$0	$29,204

Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	29,204

Selling, General & Administrative Expenses	87,662	280,390
Settlements	0	0

Total Operating Expenses	87,662	280,390

Income (Loss) Before Other Income & Income Taxes	(87,662)	(251,186)

Other Income (Expense)
Interest Income	0	0
Interest (Expense)	(65,508)	(90,895)

Income (Loss) Before Income Taxes	(153,171)	(342,081)

Income Taxes	0	0

Net Loss available to common shareholders	($153,171)	($342,081)

Basic and Diluted Net Loss Per Common Share	($0.00)	($0.01)

Weighted Average Common Shares Outstanding (Basic)	37,919,846	33,618,389

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Three Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net Loss	($153,171)	($342,081)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	0	66,178
Change in value of derivatives	0	50,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	0	(15,000)
Accounts Payable & Other	116,171	78,807

Net cash used by operating activities	(37,000)	(162,096)

Cash Flows from Financing Activities:
Loan Proceeds	37,000	162,096

Net cash used by financing activities	37,000	162,096

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$ 15,024

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
SEPTEMBER 30, 2004

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Item 2.  Management's Discussion and Analysis

Results of Operations for three months ended September 30, 2004 and 2003

Revenues for the three months ended September 30, 2004 decreased to $0 from $29,204 for the comparable period ended September, 30 2003. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party.

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  decreased   by $192,728 to $87,662 for the three month period ended  September 30, 2004, from $280,390 for the comparable period in 2003. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses. In 2003 the company continued to experience a significant  expense  for its legal  costs,  mainly  due to  settlement  efforts underway as well as costs related to seeking alternate financing resources.

As of September 30, 2004, the Company had no agreements with sub-distributors  relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

At September 30, 2004, the Company had no cash.  The Company  had no material  commitments  for capital  expenditures.    During this period, the Company obtained $37,000 in cash from loans and had $15,024 in payables paid by an affiliate.

The Company's continued existence is dependent upon its ability to resolve its liquidity problems.  The Company must achieve and sustain a profitable level of operations with  positive  cash  flows and must  continue  to obtain  financing at terms acceptable to adequately to meet its ongoing  operational  requirements. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Off-Balance Sheet Arrangements

Odyssey does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

Item 3. Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003.

The "Muller & Smith Case"  A lawsuit was filled for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney's fees of $85,000 were granted resulting in an aggregate of $445,000 due.

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff's   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on September 30, 2004.

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

            None

ITEM 3. Defaults Upon Senior Securities

            None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending September 30, 2004.

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