Form 10-Q
period 2004-12-31
ODYSSEY PICTURES CORP
filed 2009-01-22
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2004

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

Common  Stock,  par value  $.01 per share 43,631,013  outstanding  shares as of December 31, 2004.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-(unaudited)
      Balance Sheets as of December 31, 2004 and June 30, 2004
      Statements of Operations for the  Three Month Period and Six Month Period Ended  December 31, 2004 and 2003
      Statements of Cash Flows for the Six Month Period Ended December 31, 2004 and 2003
      Statement of Stockholder Deficiency
      Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec. 31, 2004	June 30, 2004
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	(0)	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	1,566,247	1,632,228
Accounts payable-related parties	244,659	216,477
Accrued interest	552,731	392,608
Other accrued expenses	943,322	958,580
Legal settlements & judgments	1,045,435	1,045,435
Convertible Debt, net of discount	250,000	250,000
Debt obligations in default	1,534,053	1,472,302

Total current liabilities	6,136,448	$5,967,630

Derivative liability	118,971	118,971
Related parties	156,110	156,110

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
43,631,013 issued & outstanding (37,919,846 in June)	436,310	379,198
Additional paid in capital	37,274,264	36,977,351
Accumulated deficit	(44,115,603)	(43,592,760)

Total Stockholders' Deficiency	(6,405,029)	(6,236,211)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Six Months Ended Dec 31,
	2004	2003	2004	2003

Net Sales	$4,337	$37,501	$4,337	$66,705

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	4,337	37,501	4,337	66,705

Selling, General & Administrative Expenses	93,759	222,990	181,421	481,935
Settlements	11,962	93,400	11,962	114,845

Total Operating Expenses	105,721	316,390	193,383	596,780

Income (Loss) Before Other Income & Income Taxes	(101,384)	(278,889)	(189,046)	(530,075)

Other Income (Expense)
Interest Income	0	0	0	0
Interest (Expense)	(268,289)	(79,944)	(333,797)	(170,839)

Income (Loss) Before Income Taxes	(369,673)	(358,833)	(522,843)	(700,914)

Income Taxes	0	(700)	0	0

Net Loss available to common shareholders	($369,673)	($358,133)	($522,843)	($700,914)

Basic and Diluted Net Loss Per Common Share	($0.01)	($0.01)	($0.01)	($0.02)

Weighted Average Common Shares Outstanding (Basic)	39,409,716	35,272,020	38,664,781	34,445,205

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended December 31,

	2004	2003

Cash Flows from Operating Activities:
Net Loss	($522,843)	($700,915)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	246,947	65,878
Change in value of derivatives	0	100,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	0	(38,253)
Accounts Payable & Other	218,896	323,011

Net cash used by operating activities	(57,000)	(250,279)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	5,000	0
Loan Proceeds	52,000	250,279

Net cash used by financing activities	57,000	250,279

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$ 15,024

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)
	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2003	32,982,039	$329,820	$36,775,952	($41,849,223)	($4,743,451)

Stock issued for services	1,937,807	19,378	138,800		158,178
Stock issued upon conversion of debt	3,000,000	30,000	62,599		92,599
Net Loss				(1,743,539)	(1,743,539)

Balance at June 30, 2004	37,919,846	$379,198	$36,977,351	($43,592,762)	($6,236,212)

Shares issued for cash	90,000	900	4,100		5,000
Stock issued for services	175,000	1,750	5,250		7,000
Stock issued in settlement of trade payables and accruals	477,000	4,770	97,308		102,078
Stock issued as loan inducement	4,792,500	47,925	143,775		191,700
Stock issued upon the exercise of warrants	176,667	1,767	45,589		47,356
Net Loss				(522,843)	(522,843)

Balance at December31, 2004	43,631,013	$436,310	$37,273,373	($44,115,604)	($6,405,921)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
DECEMBER 31, 2004

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.          Stockholders' Equity

Stock Issued for Services

During the three months ended December 31, 2004 we issued 477,000 shares of our common stock in satisfaction of $102,000 in accrued compensation. We also issued 5,144,167 shares valued at $.048 per share for services and loan renewal incentives and sweeteners. The value of these shares, $246,000, was expensed in the current period. The shares are not registered and are subject to restrictions as to transferability.

Item 2.  Management's Discussion and Analysis

Results of Operations for six months ended December 31, 2004 and 2003

Revenues for the six months ended December 31, 2004 decreased to $4,337 from $66,705 for the comparable period ended December 31, 2003. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company..

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  decreased   by $300,514 to $181,421 for the six month period ended  December 31, 2004, from $481,935 for the comparable period in 2003. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses. In 2003 the company continued to experience a significant  expense  for its legal  costs,  mainly  due to  settlement  efforts underway as well as costs related to seeking alternate financing resources.

As of December 31, 2004, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

Cash consumed by operating activities was $57,000 in 2004 compared to $250,279 consumed in 2003.

At December 31, 2004, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $52,000 in cash from loans and had $15,024 in payables paid by an affiliate. The Company also raised $5,000 through the issuance of common stock.

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff's   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on December 30, 2004.

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

ITEM 2.   Changes in Securities and Use of Proceeds

During the three months ended December 31, 2004, the Company issued 477,000 in a private transaction in satisfaction of $102,000 in accrued compensation.  It also issued  in a private transaction, 5,144,167 shares valued at $.048 per share for services and loan renewal incentives.  The value of $246,000 was expensed during this period.

ITEM 3. Defaults Upon Senior Securities

            None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending December 31, 2004.

ITEM 7.   Exhibits and Reports on Form 8-K.

Exhibits. None

Reports on Form 8-K:
            Current Report filed 11.19.04 with Item 5.02
            Current Report (Amended) filed 11.23.04 with Item 5.02
            Current Report filed 12.27.04 with Item 5.02
            Current Report filed 12.28.04 with Items 3.01 and 9.01

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/  John W. Foster
_____________________________________
John W. Foster
Chairman and CEO