Form 10-Q/A
period 2005-03-31
ODYSSEY PICTURES CORP
filed 2009-01-26
CIK 863061

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

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2005 (restated)	June 30, 2004
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,287,234	$1,632,228
Accounts payable-related parties	266,252	216,477
Accrued interest	618,145	392,608
Other accrued expenses	987,298	958,580
Legal settlements & judgments	1,045,435	1,045,435
Convertible Debt, net of discount	250,000	250,000
Debt obligations in default	1,169,245	1,472,302

Total current liabilities	5,623,609	$5,967,630

Derivative liability	118,971	118,971
Related parties	156,110	156,110

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding (37,919,846 in June)	854,715	379,198
Additional paid in capital	37,679,373	36,977,351
Accumulated deficit	(44,426,277)	(43,592,760)

Total Stockholders' Deficiency	(5,892,189)	(6,236,211)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2005 (restated)	2004	2005 (restated)	2004

Net Sales	($1,983)	($20,096)	$2,354	$46,609

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	(1,983)	(20,096)	2,354	46,609

Selling, General & Administrative Expenses	70,717	207,222	252,138	689,157
Settlements	(0)	3,678	11,981	118,523

Total Operating Expenses	70,717	210,900	264,119	807,680

Income (Loss) Before Other Income & Income Taxes	(72,701)	(230,996)	(261,766)	(761,071)

Other Income (Expense)
Interest (Expense)	(237,953)	(74,432)	(571,750)	(245,271)

Income (Loss) Before Income Taxes	(310,654)	(305,428)	(833,516)	(1,006,342)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($310,654)	($305,428)	($833,516)	($1,006,342)

Basic and Diluted Net Loss Per Common Share	($0.00)	($0.01)	($0.02)	($0.03)

Weighted Average Common Shares Outstanding (Basic)	84,541,694	37,524,791	53,733,840	35,504,268

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Nine Months Ended March 31,

	2005 (restated)	2004

Cash Flows from Operating Activities:
Net Loss	($833,516)	($1,006,342)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	421,979	158,178
Change in value of derivatives	0	100,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	0	(25,072)
Accounts Payable & Other	354,537	523,258
Accrued Expenses	0	0

Net cash used by operating activities	(57,000)	(249,978)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	5,000	0
Loan Proceeds	52,000	249,978

Net cash used by financing activities	57,000	249,978

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0
See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$ 15,024
Payables & accruals settled by issuance of stock	$ 398,504

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2003	32,982,039	$329,820	$36,775,952	($41,849,223)	($4,743,451)

Stock issued for services	1,937,807	19,378	138,800		158,178
Stock issued upon conversion of debt	3,000,000	30,000	62,599		92,599
Net Loss				(1,743,539)	(1,743,539)

Balance at June 30, 2004	37,919,846	$379,198	$36,977,351	($43,592,762)	($6,236,212)

Shares issued for cash	90,000	900	4,100		5,000
Stock issued for services	175,000	1,750	5,250		7,000
Stock issued in settlement of trade payables and accruals	477,000	4,770	97,308		102,078
Stock issued to Auric upon conversion of debt	41,840,469	418,405	405,106		823,511
Stock issued as loan inducement	4,792,500	47,925	143,775		191,700
Stock issued upon the exercise of warrants	176,667	1,767	47,356		49,123
Net Loss				(833,516)	(833,516)

Balance at March 31, 2005	85,471,482	$854,714	$37,680,246	($44,426,278	($5,891,317)

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

3.          Stockholders' Equity

           Stock Issued for Payment of Debt

During the three months ended March 31, 2005 we issued 47,840,469 shares of our common stock to pay debt owed to Auric. The shares were spread among 7 to individuals and valued at grant date fair value of $823,500. After the transaction these 7 shareholders beneficially owned or controlled 56.7% of the common shares outstanding. The shares are not registered and are subject to restrictions as to transferability.

4.          Restatement

We corrected an error on our statement of operations that resulted in the 2005 three-month and nine-month loss being understated by $125,753. Accounts payable were also corrected by the like amount. The change had no impact on the reported per share amounts.

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

Selling, general  and  administrative  expenses  decreased  to $252,138 for the nine month period ended March 31, 2005, from $689,157 for the comparable period in 2004. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses. In 2004 the company continued to experience a significant  expense  for its legal  costs,  mainly  due to  settlement  efforts underway as well as costs related to seeking alternate financing resources.

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

Liquidity and Capital Resources

Cash consumed by operating activities was $57,000 in 2005 compared to $24,978 consumed in 2004.

At March 31, 2005, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $52,000 in cash from loans and had $15,024 in payables paid by an affiliate. The Company also raised $5,000 through the issuance of common stock. The Company also settled $398,504 in payables and accrued expenses through the issuance of common stock.

Interest expense increased substantially in 2005 a the result of the one-time issuance of common stock valued at $351,700 to consolidate and settle loans payable Auric and pay loan incentives to approximately 10 individuals.

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

Material Judgments

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