Form 10KSB
period 2005-06-30
ODYSSEY PICTURES CORP
filed 2009-01-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended June 30, 2005
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

Common Stock: $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate  by check  mark if there  is no  disclosure  of  delinquent  filers  in response to Item 405 of  Regulation  S-B is not  contained in this form,  and no disclosure  will  be  contained,  to the  best  of  Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the Registrant as of June 30, 2005 was  approximately  $1,259,241 (based on the mean between  the  closing  bid and asked  prices of the Common  Stock on such date), which value,  solely for the purposes of this calculation,  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a determination by Registrant that all such  individuals are, in fact,  affiliates of the Registrant.

As of June 30, 2005 there were outstanding 85,471,482 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-KSB

Report for the Fiscal Year
Ended June 30, 2005

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

Operations

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in Dallas,  Texas (see  "Properties")  and, as of June 30, 2005,  the Company had two full-time  employees,  consisting of Mr. John Foster,  the CEO and President of the Company,  along with an  administrative  assistant in the Dallas office.

ITEM 2. PROPERTIES

During the reported period, the Company  conducted its operations out of leased  premises at 16910Dallas Parkway,  Dallas,  Texas,  consisting of approximately 2,500 square feet.  The  premises were  available  to the  Company  through a sublease  agreement  with JL Media  Services  LLC,  an  affiliated  party to Mr. Foster. Rent expense for each of the fiscal years is as follows:

                                  June 30, 2004         $42,955
                                  -------------------- ------------
                                  June 30, 2005         $47,220
                                  -------------------- ------------

ITEM 3. LEGAL PROCEEDINGS

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

The “Muller & Smith Case”  A lawsuit was filled for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on June 30, 2005.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company  has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 in the Circuit Court in Volusia County, Florida.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid information for the Common  Stock of the  Company as  reported  by the  OTCBB on a quarterly  basis for each of the two preceding  fiscal years. The Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol OPIX.  For the reported fiscal year,  the company’s shares where quoted on the National Quotation Bureau’s Pink Sheets from which pricing data was obtained.

No dividends  have been declared or paid with respect to the Common  Stock.  The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2005	High	Low

First Quarter	$.05	$.03
Second Quarter	.07	.02
Third Quarter	.03	.008
Fourth Quarter	.015	.007

Fiscal 2004	High	Low

First Quarter	$ .17	$ .07
Second Quarter	.08	.03
Third Quarter	.11	.037
Fourth Quarter	.09	.04

As of June 30,  2005,  there were  approximately  4,271  record  holders of the Company's  Common  Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations for year ended June 30, 2005 and 2004

Revenues for the year ended June 30, 2005 decreased to $1,279 from $22,297 for the previous year ended June 30, 2004. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company..

Costs related to revenues on licensees and the receipt of payments on residuals are composed of both current period costs and amortization of our film inventory. All inventory costs were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general and  administrative  expenses  decreased   by $476,205 to $305,800 for the year ended June 30, 2005, from $782,005 for the comparable period in 2004. The decrease in costs is can be attributed to a $47,726 decrease in salaries and fringe benefits; a $123,035 decrease in legal fees associated with disclosure and compliance; a $52,472 reduction in consulting fees and $239,000 in office, travel, telephones etc.

Costs associated with litigation and legal settlements decreased by $619,872 compared to 2004. In 2004 the Company recognized the Muller-Smith judgment in the amount of $445,000 and incurred $44,872 more in legal fees than in 2005. The Company also increased the reserve for litigation by $130,000 in 2004.

Interest expense increased by $333,797 in 2005 as the result of the one-time issuance of common stock valued at $351,700 to consolidate and settle loans payable Auric valued at $160,000 and pay loan incentives to approximately 10 individuals valued at $191,700.

Loss per share decreased from $0.05 in 2004 to $0.01 in 2005. The weighted average shares increased by 25,541,830. This substantial increase is primarily attributed to the weighted impact of the issuance of 41,840,469 shares to Auric as part of the loan settlement agreement.

As of June 30, 2005, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

 Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Results of Operations for year ended June 30, 2004 and 2003

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

Liquidity and Capital Resources

Cash consumed by operating activities was $57,000 in 2005 compared to $114,961 consumed in 2004.

At June 30, 2005, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $52,000 in cash from loans and had $15,024 in payables paid by an affiliate. The Company also raised $5,000 through the issuance of common stock. The Company also settled $457,000 in payables and accrued expenses through the issuance of common stock.

Interest expense increased substantially in 2005 as the result of the one-time issuance of common stock valued at $351,700 to consolidate and settle loans payable Auric and pay loan incentives to approximately 10 individuals. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

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

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

John W. Foster	50	Director, Chairman of the Board and CEO/President
Patrick Speeckaert	56	Director, Compensation Committee, Audit committee
Kjell Larsson	50	Director, Compensation Committee, Audit Committee, Sales Director
Christian Gerig Hans Joerg Finsterwald		Director

Set forth below is information  regarding the business experience of the current Directors and executive officers of the Company.

John  Foster  has  been  an   independent   financial   consultant  and  analyst specializing in turnaround  situations and management  restructuring in specific industries  including the  entertainment  and  communications  industry.  He has extensive background in information systems and data processing, and worked as a consultant  and investment  advisor in  determining  strategies of financing and investments  in  motion  picture   projects  for  investors,   distributors  and producers.  Mr. Foster  served as interim  President of the Company from January 2000  through June 2000,  and was formally  working in the position of President from that time.  His  contract was  extended  through  2002 and 2003,  and he is currently  serving as Chairman,  President and CEO of the Company during the reported period.

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

Christian Gerig holds a Master's degree in economic history and political science and has been a journalist in the areas of international sport as well as economics and the film industry for various European magazines. He also has served on boards for other film distribution and movie theatre companies where his extensive knowledge in both the business and the creative side of the film industry comes from. Presently he is the managing director of RIALTO FILM AG, a theatrical distribution company in Switzerland.

Mr. HansJoerg Finsterwald holds a degree in business administration. He had management experience in multinational entertainment companies, has served as a consultant to producers, entertainment, communications and advertising companies and as a developer of entertainment driven business opportunities. Recently he has become a partner in an international joint-venture establishing a new entertainment broadcast network in Germany and is involved in the development of entertainment content and solutions for mobile communications. In the past, he has been managing director of the entertainment division of the leading Swiss publishing group. He has also been active in private film funds along with his production expertise in theatrical, television and commercial industries.

Compliance  with Section  16(a) of the  Securities  Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors,  and persons who own more than 10% of a registered class of the Company's equity securities,  to file reports of ownership and changes in ownership  with the  Securities  and  Exchange  Commission  (the  "Commission"). Officers,  directors  and  greater  than 10%  stockholders  are  required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file.  To the  Company's  knowledge,  based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2005,  the  Company's  officers,  directors  and greater  than 10%  stockholders did not comply with filing requirements under section 16(a) except for disclosure provided in the Company’s 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only  compensated  executive  officer- as of June 30,  2005.  Other  significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table
		Annual Compensation			Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation

John W. Foster, President/CEO	2005*		--	--	--	--
2004*

*Mr. Foster deferred $197.904 in salary both years

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs")  granted to  executive  officers  during the fiscal year ended June 30, 2005 or in 2004.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or  distributed in the past four quarters of fiscal 2004 or fiscal 2005.

Director Compensation

The Company does not have any standard  arrangements pursuant to which directors of the  Company  are  compensated  for  services  provided  as a  director.  All directors  are entitled to  reimbursement  for expenses  reasonably  incurred in attending  Board of Directors'  meetings.  There  have  been no distributions  of Stock to the Board Members as of the end of June 30, 2005 and the same periods ending June 30, 2004.

Compensation Agreements, Termination  of  Employment  and  Change-in-Control Arrangements:

As of July of  2001,  Mr.  Foster  served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay  increase  to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003 and each year thereafter.  A  significant  amount of Mr.  Foster's  salary has gone  unpaid and remains payable by the Company as of the end of June 30, 2004 and June 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of  September  25,  2005,  by each  person  known  by the  Company  to be the beneficial  owner  of more  than  5% of the  common  stock,  each  director  and executive officer, and by all directors and executive officers of the Company as a group.

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
            Current Report filed 12.28.04 with Items 3.01 and 9.01

(c) See (a)(3) above.

(d) None

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. John Foster, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

    Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2005 due to the failure to file complete and timely reports with the Securities and Exchange Commission.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

    The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

    Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.  Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2005 due to the following:

  Company's disclosure controls and procedures were not effective as of June 30, 2005 due to the failure to file complete and timely reports with the Securities and Exchange Commission.

    This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

    The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2005	June 30, 2004

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,222,981	$1,632,228
Accounts payable-related parties	281,757	216,477
Accrued interest	647,265	392,608
Other accrued expenses	595,294	502,600
Legal settlements & judgments in default	1,166,673	1,045,435
Convertible Debt, net of discount	250,000	250,000
Debt obligations in default	1,169,244	1,472,302
Derivative liability	118,971	118,971

Total current liabilities	5,452,185	$5,630,621

Derivative liability
Related parties	156,110	156,110
Reserve for loss contingencies	373,183	455,980

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding (37,919,846 in 2004)	854,715	379,198
Additional paid in capital	37,680,246	36,977,351
Accumulated deficit	(44,509,939)	(43,592,760)

Total Stockholders' Deficiency	(5,974,978)	(6,236,211)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Fiscal Year Ended June 30,

	2005	2004

Net Sales	$1,279	$22,297

Costs Applicable to Sales & Revenue	0	22,144

Gross Profit	1,279	153

Selling, General & Administrative Expenses	305,800	782,005
Settlements	12,000	631,872

Total Operating Expenses	317,800	1,413,877

Income (Loss) Before Other Income & Income Taxes	(316,520)	(1,413,724)

Other Income (Expense)
Interest (Expense)	(600,658)	(329,816)

Income (Loss) Before Income Taxes	(917,179)	(1,743,540)

Income Taxes	0	0

Net Loss available to common shareholders	($917,179)	($1,743,540)

Basic and Diluted Net Loss Per Common Share	($0.01)	($0.05)

Weighted Average Common Shares Outstanding (Basic)	61,646,512	36,104,682

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of cash Flows
	Fiscal Year Ended June 30,

	2005	2004

Cash Flows from Operating Activities:
Net Loss	($917,179)	($1,743,540)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	407,823	158,178
Change in value of derivatives	0	50,000
Changes in Operating Assets & Liabilities:
Advances from affiliates	65,280	144,743
Accounts Payable & Other	387,076	1,275,658
Accrued Expenses	0	0

Net cash used by operating activities	(57,000)	(114,961)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	5,000	0
Loan Proceeds	52,000	114,961

Net cash used by financing activities	57,000	114,961

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure:
Payables paid by affiliates	$15,024	$0
Payables & accruals settled by issuance of stock	$457,000	$0

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2003	32,982,039	$329,820	$36,775,952	($41,849,223)	($4,743,451)

Stock issued for services	1,937,807	19,378	138,800		158,178
Stock issued upon conversion of debt	3,000,000	30,000	62,599		92,599
Net Loss				(1,743,539)	(1,743,539)

Balance at June 30, 2004	37,919,846	$379,198	$36,977,351	($43,592,762)	($6,236,212)

Shares issued for cash	90,000	900	4,100		5,000
Stock issued for services	175,000	1,750	5,250		7,000
Stock issued in settlement of trade payables and accruals	477,000	4,770	97,308		102,078
Stock issued to Auric upon conversion of debt	41,840,469	418,405	405,106		823,511
Stock issued as loan inducement	4,792,500	47,925	143,775		191,700
Stock issued upon the exercise of warrants	176,667	1,767	47,356		49,123
Net Loss				(917,179)	(917,179)

Balance at June 30, 2005	85,471,482	$854,714	$37,680,246	($44,509,940)	($5,974,979)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
 June 30, 2005

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

Reclassification: Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We will adopt SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our convertible debt. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the third quarter of the year ending June 30, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company’s financial position and results of operations, the potential impact from adopting this statement is being evaluated.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. FIN 46R has been adopted by the Company.

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

ODYSSEY PICTURES CORPORATION
NOTES TO FINANCIAL STATEMENTS
 June 30, 2005

1. Notes and Loans Payable:

During 2005, the Company received several loans for overhead  expenses  from a series of  private lenders,  totaling $52,000. These loans all were made on a short-term 8% interest-bearing basis.

Convertible Debt

In June and August, 2003, we issued a total of $250,000 convertible promissory Notes. The Notes bear interest at 8% per annum until paid or converted. Interest is payable monthly commencing July, 2003. The initial conversion rate is $0.25 per share (subject to standard anti-dilution and certain re-set provisions). The convertible Notes mature on June 30, 2005.

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

The aggregate discount of $100,000 was be amortized to interest expense over the term of the Notes using the straight-line method. The carrying value of the Notes, net of corresponding unamortized of discount is as follows:

Face amount of Notes	$ 250,000
Less unamortized discount	0

Carrying value at June 30, 2005	$ 250,00

2. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $ 44,909,939. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3. Commitments:

The Company leases its office space on a month-to-month basis. Rent expense was $47,220 and $42,955 for the years ended June 30, 2005 and 2004 respectively.

Settlements & Judgments

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

Muller-Smith v. Odyssey Pictures Corp. A lawsuit was filled for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 due.   See the “Subsequent Event” footnote for additional developments.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

Reserve for Contingencies

We assess our exposures to loss contingencies including legal and other matters and we record accruals for such contingencies if it is judged to be probable and reasonably estimable. The legal proceedings are complex in nature and have outcomes that are difficult to predict.  If the actual loss from a contingency differs from our estimate, there could be a material impact on our results of operations or financial position. Operating expenses associated with contingencies are expensed when incurred.

Currently three such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to “Judgments and settlements” on the balance sheet. We reclassified $83,000 of such settlements in 2005.

4. Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

In 2005 we issued 41,840,469 shares of our common stock to pay debt owed to Auric. The shares were spread among 7 to individuals and valued at grant date fair value of $823,500. $160,000 of the Auric shares were allocable to incentives paid to induce the settlement.  After the transaction these 7 shareholders beneficially owned or controlled, along with Auric, 59,5% of the common shares outstanding. The shares are not registered and are subject to restrictions as to transferability.

During 2005 we also issued 477,000 shares of our common stock in satisfaction of $102,000 in accrued compensation. We also issued 5,144,167 shares valued at $0.048 per share for services and loan renewal incentives and sweeteners. The value of these shares, $248,000, was expensed in the current period. The shares are not registered and are subject to restrictions as to transferability.

In 2004 we issued 3,000,000 shares of our common stock to pay debt owed to Auric. The shares were valued at grant date fair value of $92,599.  The shares are not registered and are subject to restrictions as to transferability. We also issued 1,937,807 shares valued at $0.082 per share for services.

5. Stock Options and Warrants:

Summary of Warrant Activity

The convertible Notes were issued with 1,500,000 detachable warrants. Exercise prices are $1.00 and expire three years from the date of issuance, June, 2006.. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2005 were a volatility of 100%, common stock value of $0..04 and a risk free interest rate of 5.0%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2005	5.0%	0.0%	100.0%	60 mos.
2004	5.0%	0.0%	100.0%	60 mos.

 The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at June 30, 2003	5,482,326	$0.30
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(1,531,390)	$0.29

Options outstanding at June 30, 2004	3,950,936	$0.30	4.0	$0
Granted	0	$0.00
Exercised	(806,666)	$0.34
Lapsed	(312,500)	$0.16

Options outstanding at June 30, 2005	2,831,770	$0.24	1.5	$73,500

Options exercisable at June 30, 2005	2,831,770	$0.24	1.5	$73,500

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2005:
	Warrants Outstanding			Warrants Exercisable

Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	2,125,000	$0.00	10.1	2,125,000	$0.00
$ 0.51-$ 1.00	706,770	$0.97	41.6	706,770	$0.97

Total Shares	2,831,770			2,831,770

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

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible Notes did not meet the required tests Therefore, the conversion feature of the 2003 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the  host contract and recorded the liability at its initial fair value of $68,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2005 were a volatility of 100%, common stock value of $0..05 and a risk free interest rate of 5.0%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $437,867 and $372,587 at June 30, 2005 and 2004 respectively.

7. Results of Operations and Management's Plans:

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

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2005,  the  Company  had two full-time  employees,  consisting  of Mr.  Foster,  the  CEO and   resident,  an administrative secretary. The Company also engaged  Kjell  Larsson to direct sales and marketing on a part-time basis. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

8. Subsequent Events:

Regarding the N. Norman Muller and Thomas Smith v. Odyssey Pictures matter pending in the 189th Judicial district court of Harris County, Texas as Cause No. 2003-27544 which domesticated a California judgment in Texas, the parties have settled pursuant to the terms of a confidential settlement agreement and a final payment has been made pursuant to that confidential settlement agreement and that as a consequence, any and all claims between Odyssey and Plaintiffs are deemed fully resolved and settled and the Judgment debt as to Odyssey is deemed satisfied and discharged.

In 2003 the holders of $250,000 in convertible promissory notes (LaJolla) and certain Directors individually (but for the benefit of the Company) entered into a put and call agreement whereby the Directors agreed to acquire any or all shares acquired by LaJolla upon the conversion of the underlying debt at a price then to be determined based upon a stipulated formula.  Based upon defaults in this put and call agreement LaJolla brought suit against the individual Directors and in 2007 obtained a judgment in the Superior court of the State of California, County of San Diego.   The parties including the Company entered into a subsequent Settlement Agreement and Mutual Release dated April 3, 2008 whereby all claims between the parties including the judgment and the convertible promissory notes would be settled and the parties released upon payment of $236,470 to LaJolla.   The payments are to be made in six equal installments commencing April 30, 2008.   The 2,500,000 shares of the Company’s common stock obtained by LaJolla were returned and cancelled.  As of January 20, 2009 three payments have been made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2005 and 2004 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2005 and 2004 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a $900,000 loss from operations and consumed $57,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2006. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

January 23 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated:  January 26, 2009

 by: /s/ John W. Foster

------------------------------
 John W. Foster,
 President

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated have signed this report below.

/s/ John W. Foster
- -------------------------
John W. Foster
CEO, Chairman and President