Form 10-Q
period 2005-09-30
ODYSSEY PICTURES CORP
filed 2009-01-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2005

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

Common  Stock,  par value  $.01 per share  85,471,482  outstanding  shares as of September 30, 2005.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
          Balance Sheets as of September 30, 2005 and June  30, 2005
          Statements of Operations for the  Three Month Period Ended September 30, 2005 and 2004
          Statements of Cash Flows for the Three Month Period Ended September 30, 2005 and 2004

            Notes to  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Sept 30, 2005	June 30, 2005
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,231,900	$1,223,000
Accounts payable-related parties	297,300	281,800
Accrued interest	706,500	647,300
Other accrued expenses	649,300	595,200
Legal settlements & judgments	1,166,600	1,166,600
Convertible Debt obligation in default	250,000	250,000
Debt obligations in default	1,169,200	1,169,200
Derivative liability	119,000	119,000

Total current liabilities	5,589,800	5,452,100

Related parties	156,100	156,100
Reserve for loss contingencies	373,200	373,200

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding	854,700	854,700
Additional paid in capital	37,680,300	37,680,300
Accumulated deficit	(44,647,600)	(44,509,900)

Total Stockholders' Deficiency	(6,112,600)	(5,974,900)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,

	2005	2004

Net Sales	$0	$0

Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	0

Selling, General & Administrative Expenses	72,300	87,700
Settlements	0	0

Total Operating Expenses	72,300	87,700

Income (Loss) Before Other Income & Income Taxes	(72,300)	(87,700)

Other Income (Expense)
Interest (Expense)	(65,400)	(65,500)

Income (Loss) Before Income Taxes	(137,700)	(153,200)

Income Taxes	0	0

Net Loss available to common shareholders	($137,700)	($153,200)

Basic and Diluted Net Loss Per Common Share	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	85,471,482	37,919,846

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Three Months Ended Sept 30

	2005	2004

Cash Flows from Operating Activities:
Net Loss	($137,700)	($153,200)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Changes in Operating Assets & Liabilities:
Accounts Payable & Other	137,700	116,200
Accrued Expenses	0	0

Net cash used by operating activities	0	(37,000)

Cash Flows from Financing Activities:
Loan Proceeds	0	37,000

Net cash used by financing activities	0	37,000

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$ -	$ 15,000

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
SEPTEMBER 30, 2005

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Item 2.  Management's Discussion and Analysis

Results of Operations for three months ended September 30, 2005 and 2004

Revenues for the three months ended September 30, 2005 were $0, the same as for the comparable period ended September, 30 2004. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party.

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  for the three month period ended September 30, 2005 decreased   to $72,300 from $87,700  for the three month period ended  September 30, 2004.  The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses due to limited operations.

As of September 30, 2005, the Company had no agreements with sub-distributors  relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

At September 30, 2005, the Company had no cash.  The Company  had no material  commitments  for capital  expenditures.    During this period, the Company obtained $0 in cash from loans down from $37,000 for the same period the prior year.

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

Off-Balance Sheet Arrangements

Odyssey does not have any relationships with entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements.

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

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 in Volusia County, Florida.

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