Form 10-Q
period 2005-12-31
ODYSSEY PICTURES CORP
filed 2009-01-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2005

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

Common  Stock,  par value  $.01 per share  85,471,482  outstanding  shares as of December 31, 2005.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-(unaudited)
      Balance Sheets as of December 31, 2005 and June 30, 2005
      Statements of Operations for the  Three Month Period and Six Month Period Ended  December 31, 2005 and 2004
      Statements of Cash Flows for the Six Month Period Ended December 31, 2005 and 2004

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

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec. 31, 2005	June 30, 2005
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,240,900	$1,223,000
Accounts payable-related parties	312,800	281,800
Accrued interest	762,800	647,300
Other accrued expenses	703,200	595,200
Legal settlements & judgments	1,166,600	1,166,600
Convertible Debt obligation in default	250,000	250,000
Debt obligations in default	1,169,200	1,169,200
Derivative liability	119,000	119,000

Total current liabilities	5,724,500	5,452,100

Related parties	156,100	156,100
Reserve for loss contingencies	373,200	373,200

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding	854,700	854,700
Additional paid in capital	37,680,300	37,680,300
Accumulated deficit	(44,782,300)	(44,509,900)

Total Stockholders' Deficiency	(6,247,300)	(5,974,900)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Six Months Ended Dec. 31,

	2005	2004	2005	2004

Net Sales	$0	$4,300	$0	$4,300

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	0	4,300	0	4,300

Selling, General & Administrative Expenses	72,400	93,700	144,700	181,400
Settlements	0	12,000	0	12,000

Total Operating Expenses	72,400	105,700	144,700	193,400

Income (Loss) Before Other Income & Income Taxes	(72,400)	(101,400)	(144,700)	(189,100)

Other Income (Expense)
Interest (Expense)	(62,300)	(268,300)	(127,700)	(333,800)

Income (Loss) Before Income Taxes	(134,700)	(369,700)	(272,400)	(522,900)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($134,700)	($369,700)	($272,400)	($522,900)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	($0.01)

Weighted Average Common Shares Outstanding (Basic)	85,471,482	39,409,716	85,471,482	38,664,781

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended Dec. 31

	2005	2004

Cash Flows from Operating Activities:
Net Loss	($272,400)	($522,900)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Impairment	0	0
Stock Issued for Services	(0)	246,900
Changes in Operating Assets & Liabilities:
Accounts Payable & Other	272,400	219,000
Accrued Expenses	0	0

Net cash used by operating activities	0	(57,000)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	5,000
Loan Proceeds	0	52,000

Net cash used by financing activities	0	57,000

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$ -	$ 15,000

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
DECEMBER 31, 2005

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.          Stockholders' Equity

           Stock Issued for Services

During the six months ended December 31, 2004 we issued 477,000 shares of our common stock in satisfaction of $102,000 in accrued compensation. We also issued 5,144,167 shares valued at $.048 per share for services and loan renewal incentives and sweeteners. The value of these shares, $246,000, was expensed in 2004. The shares are not registered and are subject to restrictions as to transferability.

Item 2.  Management's Discussion and Analysis

Results of Operations for six months ended December 31, 2005 and 2004

Revenues for the six months ended December 31, 2005 decreased to $0 from  $4,300 for the comparable period ended December 31, 2004. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company..

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  decreased  to $144,700 for the six month period ended  December 31, 2005, from $181,400 for the comparable period in 2004. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses.

As of December 31, 2005, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

At December 31, 2005, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company increased its accounts payable by $272,400 but obtain not cash from loans decreased from $52,000 in cash from loans for the comparable period the previous year.

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