Form 10-Q
period 2006-03-31
ODYSSEY PICTURES CORP
filed 2009-01-27
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2006

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

Common  Stock,  par value  $.01 per share 85,471,482  outstanding  shares as of March 31, 2006.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of March 31, 2006 and June 30, 2005
            Statements of Operations for the Three Month Period and Nine Month Period Ended  March 31, 2006 and 2005
            Statements of Cash Flows for the Nine Month Period Ended March 31, 2006 and 2005
            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2006	June 30, 2005
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,249,400	$1,223,000
Accounts payable-related parties	328,300	281,800
Accrued interest	820,000	647,300
Other accrued expenses	757,200	595,200
Legal settlements & judgments	1,166,600	1,166,600
Convertible Debt obligation in default	250,000	250,000
Debt obligations in default	1,169,200	1,169,200
Derivative liability	119,000	119,000

Total current liabilities	5,859,700	5,452,100

Related parties	156,100	156,100
Reserve for loss contingencies	373,200	373,200

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding	854,700	854,700
Additional paid in capital	37,680,300	37,680,300
Accumulated deficit	(44,917,500)	(44,509,900)

Total Stockholders' Deficiency	(6,382,500)	(5,974,900)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended March31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Net Sales	$0	($2,000)	$0	$2,400

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	0	(2,000)	0	2,400

Selling, General & Administrative Expenses	71,900	70,700	216,600	252,100
Settlements	100	0	100	12,000
Depreciation and Amortization	0	0	0	0

Total Operating Expenses	72,000	70,700	216,700	264,100

Income (Loss) Before Other Income & Income Taxes	(72,000)	(72,700)	(216,700)	(261,700)

Other Income (Expense)
Interest (Expense)	(63,300)	(238,000)	(191,000)	(571,800)

Income (Loss) Before Income Taxes	(135,300)	(310,700)	(407,700)	(833,500)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($135,300)	($310,700)	($407,700)	($833,500)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	($0.02)

Weighted Average Common Shares Outstanding (Basic)	85,471,482	85,541,694	85,471,482	53,733,840

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Nine Months Ended March 31

	2006	2005

Cash Flows from Operating Activities:
Net Loss	($407,700)	($833,500)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	(0)	422,000
Changes in Operating Assets & Liabilities:
Accounts Payable & Other	407,700	354,500
Accrued Expenses	0	0

Net cash used by operating activities	0	(57,000)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	5,000
Loan Proceeds	0	52,000

Net cash used by financing activities	0	57,000

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables paid by affiliates	$0	$15,000
Payables & accruals settled by issuance of stock	$0	$398,504

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
MARCH 31, 2006

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Item 2.  Management's Discussion and Analysis

Results of Operations for nine months ended March 31, 2006 and 2005

Revenues for the nine months ended March 31, 2006 decreased to $0 from $2,400 for the comparable period ended March 31, 2005. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company..

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  decreased  to $216,600 for the nine month period ended March 31, 2006, from $252,100 for the comparable period in 2005. The decrease in costs is primarily  attributed to the decrease in salary and employee  overhead as well as an overall reduction in the operating expenses due to limited operations.

As of March 31, 2006, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

At March 31, 2006, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company did not obtain cash through any source but increased it accounts payable by $407,700 up from $354,500 for the same period the previous year.

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