Form 10KSB
period 2006-06-30
ODYSSEY PICTURES CORP
filed 2009-01-30
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended June 30, 2006
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

Common Stock: $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate  by check  mark if there  is no  disclosure  of  delinquent  filers  in response to Item 405 of  Regulation  S-B is not  contained in this form,  and no disclosure  will  be  contained,  to the  best  of  Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the Registrant as of June 30, 2006 was  approximately  $1,217,266 (based on the mean between  the  closing  bid and asked  prices of the Common  Stock on such date), which value,  solely for the purposes of this calculation,  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a determination by Registrant that all such  individuals are, in fact,  affiliates of the Registrant.

As of June 30, 2006 there were outstanding 85,471,482 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-KSB

Report for the Fiscal Year
Ended June 30, 2006

PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 7.  Financial Statements and Supplementary Data
Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

PART III

Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14. Controls & Procedures

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

Business Strategy

The Company's  strategy is to package, produce and distribute independent feature films and expand its growth and  infrastructure  through  acquiring or partnering with other entities.  The execution of the Company's  strategy comes from operating the following  activities  within each  service it  provides  which,  in turn,  will generate revenues from both fees and commissions.

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

Operations

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in Plano,  Texas (see  "Properties")  and, as of June 30, 2006,  the Company had two full-time  employees,  consisting of Mr. John Foster,  the CEO and President of the Company,  along with an  administrative  assistant in the Plano office.

ITEM 2. PROPERTIES

During the reported period, the Company  conducted its operations out of leased  premises at 16910 Dallas Parkway,  Dallas,  Texas,  consisting of approximately 2,500 square feet.  The  premises were  available  to the  Company  through a sublease  agreement  with JL Media  Services  LLC,  an  affiliated  party to Mr. Foster. Rent expense for each of the fiscal years is as follows:

                                  June 30, 2006         $41,220

                                  -------------------- ------------
                                  June 30, 2005         $47,220
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

The “Muller & Smith Caseâ€  A lawsuit was filed for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s   corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on June 30, 2006.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company  has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 in the Circuit Court in Volusia County, Florida.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006.   As of the date of this filing the Company has not made payment under this settlement agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid information for the Common  Stock of the  Company as  reported  by the  OTCBB on a quarterly  basis for each of the two preceding  fiscal years. The Company's shares have traded in the over-the-counter market on the OTC Bulletin Board. The Company's Common Stock trades under the symbol OPIX.  For the reported fiscal year,  the company’s shares were quoted on the National Quotation Bureau’s Pink Sheets from which pricing data was obtained.

No dividends  have been declared or paid with respect to the Common  Stock.  The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2005	High	Low

First Quarter	$.05	$.03
Second Quarter	.07	.02
Third Quarter	.03	.008
Fourth Quarter	.015	.007

Fiscal 2006	High	Low

First Quarter	$ .05	$ .011
Second Quarter	.045	.01
Third Quarter	.025	.012
Fourth Quarter	.019	.01

As of June 30,  2006,  there were  approximately  4,271  record  holders of the Company's  Common  Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

During all periods included in this Annual Report, our Company has not had significant operations.  As of the date of this report, our Company’s ongoing operations have consisted primarily of expenditures to maintain our Company in compliance with Securities and Exchange Commission regulations, accounting and auditing expenditures as well as expenditures for investor relations activities.

Results of Operations for years ended June 30, 2006 and 2005

Revenues for the year ended June 30, 2006 decreased to $0 from $1,300 for the previous year ended June 30, 2005. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Costs related to revenues on licensees and the receipt of payments on residuals are composed of both current period costs and amortization of our film inventory. All inventory costs were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general and  administrative  expenses  decreased   to $288,500 for the year ended June 30, 2006, from $305,800 for the comparable period in 2005. The decrease in costs is can be attributed to further decreases in operations.  Expenses for each year include an accrual of $197,904 for compensation payable under an employment agreement with Mr. Foster, our President.

Interest expense decreased to $253,900 in 2006 as opposed to an increase of $333,797 for the year ended June 30, 2005.   The decrease was as the result of the one-time issuance of common stock in 2005 valued at $351,700 to consolidate and settle loans payable Auric valued at $160,000 and pay loan incentives to approximately 10 individuals valued at $191,700.

Loss per share decreased from $0.01 in 2005 to Nil in 2006. The weighted average shares increased by 25,541,830 in 2005 due primarily to the weighted impact of the issuance of 41,840,469 shares to Auric as part of the loan settlement agreement.  We did not issue any shares in 2006.

As of June 30, 2006, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

 Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

Cash consumed by operating activities was $0 in 2006.  At June 30, 2006, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $0 in cash from loans for 2006 as opposed to $52,000 the prior year.   The Company  continues to fund operation through trade payables, the issuance of stock and proceeds of short term borrowings.   Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Revenue Recognition.The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). Revenues from foreign  theatrical,  home video,  television  and pay  television licensing  contracts are recognized when the film is available for exhibition by the licensee and when certain other  conditions are met.  Revenues from domestic theatrical distribution of films are recognized as the films are exhibited.  All  revenues for the periods presented were derived from  foreign  distribution  rights  and  continuing  ancillary revenues,  such  as  foreign  income  from  soundtracks  or  other  revenue  not previously accounted for (known as "residuals") relating thereto.

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards (“SFASâ€), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company ‘s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company ‘s own stock.

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

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

John W. Foster	54	Director, Chairman of the Board and CEO/President
Patrick Speeckaert	57	Director, Compensation Committee, Audit committee
Kjell Larsson	53	Director, Compensation Committee, Audit Committee
Christian Gerig	52	Director
Hans Joerg Finsterwald	54	Director

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

Compliance  with Section  16(a) of the  Securities  Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors,  and persons who own more than 10% of a registered class of the Company's equity securities,  to file reports of ownership and changes in ownership  with the  Securities  and  Exchange  Commission  (the  "Commission"). Officers,  directors  and  greater  than 10%  stockholders  are  required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file.  To the  Company's  knowledge,  based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2005,  the  Company's  officers,  directors  and greater  than 10%  stockholders did not comply with filing requirements under section 16(a) except for disclosure provided in the Company’s 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only  compensated  executive  officer- as of June 30,  2006.  Other  significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table
		Annual Compensation			Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation

John W. Foster, President/CEO	2006*		--	--	--	--
2005*

*Mr. Foster deferred $197,904 in each year.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs")  granted to  executive  officers  during the fiscal year ended June 30, 2006 or in 2005.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or  distributed in the past four quarters of fiscal 2005 or fiscal 2006.

Director Compensation

The Company does not have any standard  arrangements pursuant to which directors of the  Company  are  compensated  for  services  provided  as a  director.  All directors  are entitled to  reimbursement  for expenses  reasonably  incurred in attending  Board of Directors'  meetings.  There  have  been no distributions  of Stock to the Board Members as of the end of June 30, 2006 and the same period ending June 30, 2005.

Compensation Agreements, Termination  of  Employment  and  Change-in-Control Arrangements:

As of July of  2001,  Mr.  Foster  served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay  increase  to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003 and each year thereafter.   Mr.  Foster's  salary has gone  unpaid and remains payable by the Company as of the end of June 30, 2005 and 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of  September  25,  2006,  by each  person  known  by the  Company  to be the beneficial  owner  of more  than  5% of the  common  stock,  each  director  and executive officer, and by all directors and executive officers of the Company as a group.

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

           None

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

    Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2006 due to the failure to file complete and timely reports with the Securities and Exchange Commission.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

    Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.  Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2006 due to the following:

  Company's disclosure controls and procedures were not effective as of June 30, 2006 due to the failure to file complete and timely reports with the Securities and Exchange Commission.

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

FINANCIAL STATEMENTS Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2006	June 30, 2005

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,257,900	$1,223,000
Accounts payable-related parties	343,800	281,800
Accrued interest	876,800	647,300
Other accrued expenses	811,200	595,200
Legal settlements & judgments	1,335,000	1,166,600
Convertible Debt obligation in default	250,000	250,000
Debt obligations in default	1,169,200	1,169,200
Derivative liability	119,000	119,000

Total current liabilities	6,162,900	5,452,100

Related parties	156,100	156,100
Reserve for loss contingencies	204,800	373,200

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding	854,700	854,700
Additional paid in capital	37,680,300	37,680,300
Accumulated deficit	(45,052,300)	(44,509,900)

Total Stockholders' Deficiency	(6,517,300)	(5,974,900)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Years Ended June 30,

	2006	2005

Net Sales	$0	$1,300

Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	1,300

Selling, General & Administrative Expenses	288,500	305,800
Settlements	0	12,000

Total Operating Expenses	288,500	317,800

Income (Loss) Before Other Income & Income Taxes	(288,500)	(316,500)

Other Income (Expense)
Interest (Expense)	(253,900)	(600,700)

Income (Loss) Before Income Taxes	(542,400)	(917,700)

Income Taxes	0	0

Net Loss available to common shareholders	($542,400)	($917,700)

Basic and Diluted Net Loss Per Common Share	Nil	($0.01)

Weighted Average Common Shares Outstanding (Basic)	85,471,482	61,646,512

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of cash Flows
	Year Ended June 30,

	2006	2005

Cash Flows from Operating Activities:
Net Loss	($542,400)	($917,200)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Stock Issued for Services	(0)	422,900
Changes in Operating Assets & Liabilities:
Increase in trade payables due affiliates	62,000	65,300
Accounts Payable & Other	480,400	372,000
Accrued Expenses	0	0

Net cash used by operating activities		(57,000)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	0	5,000
Loan Proceeds	0	52,000

Net cash used by financing activities	0	57,000

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure:
Payables paid by affiliates	$0	$15,000
Payables & accruals settled by issuance of stock	$0	$398,504

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2004	37,919,846	$379,200	$36,977,300	($43,592,700)	($6,236,200)

Shares issued for cash	90,000	900	4,100		5,000
Stock issued for services	175,000	1,700	5,300		7,000
Stock issued in settlement of trade payables and accruals	477,000	4,700	97,300		102,000
Stock issued to Auric upon conversion of debt	41,840,469	418,400	405,100		823,500
Stock issued as loan inducement	4,792,500	48,000	143,800		191,800
Stock issued upon the exercise of warrants	176,667	1,800	47,400		49,200
Net Loss				(917,200)	(917,200)

Balance at June 30, 2005	85,471,482	$854,700	$37,680,300	($44,509,900)	($5,974,900)

Net Loss				(542,400)	(542,400)

Balance at June 30, 2006	85,471,482	$854,700	$37,680,300	($45,052,300)	($6,517,300)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
 June 30, 2006

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFASâ€) 123R, “Share-Based Paymentâ€ (“SFAS 123(R)â€), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APBâ€) Opinion 25, “Accounting for Stock Issued to Employees,â€ and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospectiveâ€ method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended June 30, 2006 or 2005. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospectiveâ€ method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,â€ or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,â€ or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,â€ and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company was the third quarter of the year ending June 30, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a long-term material impact on the Company’s financial position and results of operations, the immediate potential impact from adopting this FASB is not significant. The company does not have any instruments requiring re-evaluation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108â€). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS
 June 30, 2006

1. Notes and Loans Payable:

During 2005, the Company received several loans for overhead  expenses  from a series of  private lenders,  totaling $52,000. These loans all were made on a short-term 8% interest-bearing basis.

Convertible Debt

In June and August, 2003, we issued a total of $250,000 convertible promissory Notes. The Notes bear interest at 8% per annum until paid or converted. Interest is payable monthly commencing July, 2003. The initial conversion rate is $0.25 per share (subject to standard anti-dilution and certain re-set provisions). The convertible Notes matured on June 30, 2005.

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

The aggregate discount of $100,000 was to be amortized to interest expense over the term of the Notes using the straight-line method. The carrying value of the Notes, net of corresponding unamortized of discount is as follows:

Face amount of Notes	$ 250,000
Less unamortized discount	0

Carrying value at June 30, 2006	$ 250,000

2. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of over $ 45,000,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3. Commitments:

The Company leases its office space on a month-to-month basis. Rent expense was $41,220 and $47,220 for the years ended June 30, 2006 and 2005 respectively.

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

Muller-Smith v. Odyssey Pictures Corp. A lawsuit was filed for indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 due. See the “Subsequent Eventâ€ footnote below for additional developments.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006.   As of the date of this filing the Company has not made payment under this settlement agreement.

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

Currently three such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to “Judgments and settlementsâ€ on the balance sheet. We reclassified $168,400 of such settlements in 2006 and $83,000 of such settlements in 2005.

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

5. Stock Options and Warrants:

Summary of Warrant Activity

The convertible Notes were issued with 1,500,000 detachable warrants. Exercise prices are $1.00 and expired three years from the date of issuance, June 30, 2006.  We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2006 were a volatility of 100%, common stock value of $0.04 and a risk free interest rate of 5.0%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2005	5.0%	0.0%	100.0%	60 mos.
2006	5.0%	0.0%	100.0%	60 mos.

 The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at June 30, 2004	3,950,936	$0.30
Granted	0	$0.00
Exercised	(806,666)	$0.00
Lapsed	(312,500)	$0.29

Options outstanding at June 30, 2005	2,831,770	$0.32	4.0	$0
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(2,100,000)	$0.10

Options outstanding at June 30, 2006	731,770	$0.95	2.4	$0

Options exercisable at June 30, 2006	731,770	$0.95	2.4	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2006:

	Warrants Outstanding			Warrants Exercisable

Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	25,000	$0.40	10.0	25,000	$0.40
$ 0.51-$ 1.00	706,770	$0.97	29.6	706,770	$0.97

Total Shares	731,770			731,770

Equity Instruments Classified as Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life.  These assumptions require significant management judgment.

Per the guidance of EITF No. 00-19 and EITF No. 05-2, the re-set features of the 2003 convertible Notes did not meet the required tests Therefore, the conversion feature of the 2003 Notes was considered an embedded derivative in accordance with SFAS No. 133. Accordingly, we bifurcated the derivative from the  host contract and recorded the liability at its initial fair value of $68,971. The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2006 were a volatility of 100%, common stock value of $0.05 and a risk free interest rate of 5.0%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $499,900 and $437,900 at June 30, 2006 and 2005 respectively.

7. Results of Operations and Management's Plans:

The Company's  continued  existence is dependent upon its ability to resolve its liquidity  problems.  The Company must achieve and sustain a profitable level of operations with  positive  cash  flows and must  continue  to obtain  financing adequate to meet its ongoing  operation  requirements.  To offset these factors, the  company has  embarked on an  aggressive  capital  campaign  and has been in development for determining  it's most effective  method of exploiting  recently acquired film rights and re-establishing its contacts in the foreign and US Home Video/DVD and internet  markets.  Since July 2001,  new  management   as embarked on a program to reverse the unfavorable  results, by significantly  reducing overhead and taking steps to rebuild  revenues.  Net loss for the recent periods has been due to the delay  in  receipt  of  revenue  and  getting  to the  markets  at the  time the availability  to  release  the  films coproduced  or  otherwise  acquired  for distribution  (which  results are  recorded in the  Company's  Film  Costs).  In December the Company did enter into an exclusive  distribution  agreement with a library of  films.  The company has just begun the  process of  marketing  this library, which includes the development of sales materials, creating descriptive listing  sheets for  licensees and to seek foreign  sales  representatives.  The company attended its first film market in several  years in Los Angeles and rejoined its affiliation with the American Film Marketing  Association in 2002,  however,  in 2003,  the  Company  was  unable to  continue  its  annual  dues and  expects to re-establish  its  membership  status  as soon  as  economically  feasible.

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2006,  the  Company  had two full-time  employees,  consisting  of Mr.  Foster,  the  CEO and   President,  an administrative secretary.  The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

8. Subsequent Events:

Regarding the N. Norman Muller and Thomas Smith v. Odyssey Pictures matter pending in the  189th Judicial District Court of Harris County,  Texas as Cause No. 2003-27544 which domesticated a California judgment  in Texas,  the parties have  settled pursuant to the terms of a  confidential settlement agreement and a  final payment has been made  pursuant to that confidential settlement agreement and that as a   consequence, any and all claims between Odyssey and Plaintiffs are  deemed fully resolved and  settled and the Judgment debt as to Odyssey  is deemed satisfied and discharged as of January 20, 2009.

In 2003 the holders of  convertible promissory notes (LaJolla), and certain Directors individually (but for the benefit of the Company) entered into a put and call agreement whereby the Directors agreed to acquire any or all shares acquired by LaJolla upon the conversion of the underlying debt at a price then to be determined based upon a stipulated formula.  Based upon defaults in this put and call agreement LaJolla brought suit against the individual Directors and obtained a judgment against the individual directors, which judgment was later paid.   In 2007 LaJolla filed an action in the Superior Court of the State of California, County of San Diego upon defaults of subsequent put and call agreements which were entered into based  upon subsequent advances. The parties, including the Company, entered into a  Settlement Agreement on these subsequent claims and Mutual Release dated April 3, 2008 whereby all claims between the parties would be settled and the parties released upon the payment of $236,470 to LaJolla. The payments are to be made in six equal installments commencing April 30, 2008.  The 2,500,000 shares of the Company’s stock obtained by LaJolla were returned and cancelled.  As of January 23, 2009, three payments have been made as scheduled.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2006 and 2005 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2006 and 2005 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a $542,000 loss from operations and consumed $0 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2007. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

January 29 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated:  January 29, 2009

 by: /s/ John W. Foster

------------------------------
 John W. Foster,
 President

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated have signed this report below.

/s/ John W. Foster
- -------------------------
John W. Foster
CEO, Chairman and President