Form 10-Q
period 2006-12-31
ODYSSEY PICTURES CORP
filed 2009-02-11
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2006

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

Common  Stock,  par value  $.01 per share  85,471,482  outstanding  shares as of December 31, 2006.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-(unaudited)
      Balance Sheets as of December 31, 2006 and June 30, 2005
      Statements of Operations for the  Three Month Period and Six Month Period Ended  December 31, 2005 and 2006
      Statements of Cash Flows for the Six Month Period Ended December 31, 2005 and 2006
      Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec. 31, 2006	June 30, 2006
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Â Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	1,220,400	$1,159,600
Accounts payable-related parties	478,100	442,100
Accrued interest	1,009,200	876,800
Other accrued expenses	918,300	811,200
Legal settlements & judgments	1,335,100	1,335,000
Convertible Debt obligation in default	250,000	250,000
Debt obligations in default	1,303,300	1,169,200
Derivative liability	119,000	119,000

Â Total current liabilities	6,633,400	6,162,900

Related parties	156,100	156,100
Reserve for loss contingencies	204,800	204,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
85,471,482 issued & outstanding	854,700	854,700
Additional paid in capital	37,680,300	37,680,300
Accumulated deficit	(45,522,800)	(45,052,300)

Total Stockholders' Deficiency	(6,987,800)	(6,517,300)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Dec 31,		Six Months Ended Dec. 31,

	2006	2005	2006	2005

Net Sales	$0	$0	$0	$0

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	0	0	0	0

Selling, General & Administrative Expenses	192,400	72,400	273,000	144,700
Settlements	0	0	67,900	0

Â Total Operating Expenses	192,400	72,400	340,900	144,700

Income (Loss) Before Other Income & Income Taxes	(192,400)	(72,400)	(340,900)	(144,700)

Other Income (Expense)
Interest (Expense)	(67,900)	(62,300)	(129,600)	(127,700)

Income (Loss) Before Income Taxes	(260,300)	(134,700)	(470,500)	(272,400)

Income Taxes	0	0	0	0

Â Net Loss available to common shareholders	($260,300)	($134,700)	($470,500)	($272,400)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	85,471,482	85,471,482	85,471,482	85,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended Dec. 31

	2006	2005

Cash Flows from Operating Activities:
Net Loss	($470,500)	($272,400)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Â Â Expenses paid by affiliates	134,100	0
Changes in Operating Assets & Liabilities:
Â Â Increase in payables to affiliates	36,000	0
Â Â Accounts Payable & Other	300,400	272,400

Â Net cash used by operating activities	0	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
DECEMBER 31, 2006

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Item 2.  Management's Discussion and Analysis

Results of Operations for six months ended December 31, 2005 and 2004

Revenues for the six months ended December 31, 2006 were $0 compared to $0 for the comparable period ended December 31, 2005. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company..

Costs related to revenues on licensees and the receipt of payments on residuals were fully amortized in prior periods as the carrying values exceeded the fair value of the underlying related films.

Selling, general  and  administrative  expenses  increased  to $273,000 for the six month period ended  December 31, 2006, from $144,700 for the comparable period in 2005. The  increase in costs is primarily  attributed to the increase in professional and legal expenses for the period.

As of December 31, 2006, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

At December 31, 2006, the Company had no cash.  The Company had no material commitments  for capital  expenditures. During this period, the Company increased its accounts payable by $60,800.   As well, it increased payables to affiliates to $36,000 over $0 the comparable period the prior year.  As well it increase expense paid by affiliates to $134,100 over $0 for the comparable period the prior year.

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff's   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on December 30, 2006.

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