Form 10-Q
period 2007-03-31
ODYSSEY PICTURES CORP
filed 2009-02-23
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2007

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

Common  Stock,  par value  $.01 per share 99,471,482  outstanding  shares as of March 31, 2007.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of March 31, 2007 and June 30, 2006
            Statements of Operations for the Three Month Period and Nine Month Period Ended  March 31, 2006 and 2007
            Statements of Cash Flows for the Nine Month Period Ended March 31, 2006 and 2007
            Statement of Stockholders’ Deficiency for Nine Month Period Ended March 31, 2007
            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits and report

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2007	June 30, 2006
	(unaudited)

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Amortizable intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,229,900	$1,159,500
Accounts payable-related parties	478,100	442,100
Accrued interest	1,014,300	876,800
Other accrued expenses	972,200	811,200
Legal settlements & judgments	1,335,100	1,335,100
Convertible Debt obligations	80,000	250,000
Debt obligations in default	1,303,300	1,169,200
Derivative liability	27,100	119,000

Total current liabilities	6,440,000	6,162,900

Related parties	156,100	156,100
Reserve for loss contingencies	308,000	204,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	854,700
Additional paid in capital	38,011,200	37,680,300
Accumulated deficit	(45,903,500)	(45,052,300)

Total Stockholders' Deficiency	(6,897,600)	(6,517,300)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended March31,		Nine Months Ended March 31,

	2007	2006	2007	2006

Net Sales	$0	$0	$0	$0

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	0	0	0	0

Selling, General & Administrative Expenses	79,600	71,900	352,600	216,600
Settlements	0	100	67,900	100
Derivative valuation charges	19,100	0	19,100	0

Total Operating Expenses	98,700	72,000	439,600	216,700

Income (Loss) Before Other Income & Income Taxes	(98,700)	(72,000)	(439,600)	(216,700)

Other Income (Expense)
Excess carrying value of discharged debt	0	0	0	0
Interest (Expense)	(282,000)	(63,300)	(411,600)	(191,000)

Income (Loss) Before Income Taxes	(380,700)	(135,300)	(851,200)	(407,700)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($380,700)	($135,300)	($851,200)	($407,700)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	98,227,038	85,471,482	89,661,263	85,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Nine Months Ended March 31

	2007	2006

Cash Flows from Operating Activities:
Net Loss	($851,200)	($407,700)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by affiliates	134,100	0
Beneficial conversion feature	212,000	0
Interest expense initially ascribed to warrants	8,000
Change in value of derivatives	19,100	0
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	36,000	0
Accounts Payable & Other	442,000	407,700

Net cash used by operating activities	0	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.
Supplemental disclosure:
Judgment paid by affiliates	$323,200	$0
Payables & accruals settled by issuance of stock	$0	$398,504
Conversion of debt to common stock	$140,000	$0

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)
	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2005	85,471,482	$854,700	$37,680,200	($44,509,900)	($5,975,000)

Net Loss				(542,400)	(542,400)

Balance at June 30, 2006	85,471,482	$854,700	$37,680,200	($45,052,300)	($6,517,400)

Stock issued to Redcliffe upon conversion of debt	14,000,000	140,000	0		140,000
Impact of beneficial conversion feature			212,000		212,000
Lapsed derivatives			119,000		119,000
Net Loss				(851,200)	(851,200)

Balance at March 31, 2007	99,471,482	$994,700	$38,011,200	($45,903,500)	($6,897,600)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED INTERIM Financial Statements

MARCH 31, 2007

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.	Notes & Loans Payable

Convertible Debt

In January, 2007 we issued a $220,000 convertible promissory note. The note bears interest at 6% per annum until paid or converted.  The initial conversion rate is $0.01 per share (subject to standard anti-dilution provisions). The convertible note matures on June, 2007.

The convertible debt securities were issued with a non-detachable conversion feature and 2,000,000 detachable warrants. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, we evaluate that the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option (if applicable), and the redemption option (collectively, the debt features) contained in the terms governing the Notes to determine whether they are or are not clearly and closely related to the characteristics of the note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at an initial conversion price of $0.01 per share, subject to standard anti-dilution adjustments..

Material Events that would cause default under the Notes include:

  failure to pay principal when due;
  failure to pay any interest, late fees
  failure to perform other covenants under the note that is not cured by thirty-five days after notice;
  any representation or warranty under the financing documents that is untrue or incorrect in any material respect;
  certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;
  the Company becoming party to a change of control transaction;

The 2,000,000 warrants permit the purchasers to purchase 2,000,000 shares of common stock at an initial exercise price of $0.06 per share and are exercisable from January, 2007 until January, 2010. They contain standard anti-dilution provisions similar to the convertible debt.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock  ; SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments  .

In accordance with the FASB Emerging Issues Task Force ("EITF") Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," we determined that the convertible note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the note equal to:

(i)	the difference between the effective conversion rate and the market price of our common stock on the date of issuance; multiplied by
(ii)	the number of shares into which the Notes are convertible. Per EITF Issue No. 98-5 and EITF Issue No. 00-27, upon issuance we recorded a $211,952 discount to the convertible Notes.

For convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense over the minimum period from the date of issuance to the date of maturity using the effective yield method.

The Company used the Black-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis in January, 2007 were a volatility of 100%, common stock value of $0.02 and a risk free interest rate of 4.4%. In accordance with EITF 98-5, the Company recorded the warrants as a debt discount and a derivative liability for their relative fair value of $8,048.

The note was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $ 8,048 and $211,952 respectively. The beneficial conversion feature of $211,952 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

The aggregate discount of $220,000 was amortized immediately to interest expense due to the conversion of $140,000 of the debt.

4.	Equity Instruments Classified as Derivatives

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

At March 31, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of  options/warrants were in excess of authorized shares on a fully diluted basis (the “Excess Optionsâ€).  The Company classified the fair value aggregated at $27,100 as a liability on the balance sheet at March 31, 2007.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at March 31, 2007 were a volatility of 100%, common stock value of $0.02 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument

4.          Stockholders' Equity

           Stock Issued for Payment of Debt

During the three months ended March 31, 2007 we issued 14,000,000 shares of our common stock upon the conversion of $140,000 of convertible notes payable.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

Overview and Financial Condition

During all periods included in this Quarterly Report, the Company has not had significant operations.  As of the date of this report, the Company’s ongoing operations have consisted of raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for nine months ended March 31, 2006 and 2007

The Company had no revenues for the nine months ended March 31, 2007 or March 31, 2006. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $352,600 for the nine month period ended March 31, 2007, from $216,600 for the comparable period in 2006. The increase of $136,000 was primarily composed of $48,000 in legal fees and $54,000 in accounting expense..    Settlement expenses increased to $67,900 for the Nine Month  period ended March 31, 2007 from $100 for the same period the prior year, the result of current legal fees being expensed as incurred.  Expenses for each year include $148,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President.

Interest expense increased by $218,700 in 2007 to $411,600 for the nine moths ended March 31, 2007. The increase was as the result of the recognition of a discount arising from a beneficial conversion feature and related expense connected to the issuance of $220,000 of convertible debt and an additional discount arising from the bifurcation of the relative fair value of 2,000,000 warrants associated with the transaction. The discount was limited to $220,000, the proceeds of the note. We recognized the full discount as interest expense in the current period.

The valuation of derivatives at March 31, 2007 resulted in a $19,100 charge to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share remains below $0.01 in each nine month period. The weighted average shares increased by 4,189,781 in 2007 due to the weighted impact of the issuance of 14,000,000 shares to as partial conversion of the $220,000 convertible debt. We did not issue any shares in the comparative none month period of 2006.

As of March 31, 2007, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

We did not generate any cash through our operating activities in 2007 or 2006. At March 31, 2007, the Company had no cash.

The Company continues to fund operation through trade payables, the issuance of stock and the proceeds of short term borrowings. We benefited .from the payment of $134,000 in profession fees. The fees were paid through a transaction directly between the outside parties that we recognized as an unsecured promissory note. We also issued 14,000,000 shares upon the conversion of $140,000 of debt. The debt originated by a transaction whereby the creditor purchased a judgment that had been entered against three guarantors of the Company on behalf of the Company.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Derivatives:

At March 31, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $27,100 as a liability on the balance sheet at March 31, 2007.

Commitments and Capital Expenditures

 The Company had no material commitments  for capital  expenditures. During this period, the Company did not obtain cash through any source but increased its expense paid by affiliates to $134,000 for the Nine Month period ended March 31, 2007 compared to $0 for the same period the prior year.   The Company also has a long-term employment agreement with our President of approximately $200,000 per year. This agreement has been extended and renewed from time to time. The amount unpaid under this agreement is $734,000 at March 31, 2007.

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff's   corporate involvement.  Odyssey  has  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on March 31, 2007.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company  has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 plus attorneys fees later determined in the amount of $21,848.12  in Volusia County, Florida.   On October 30, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $27,153.82 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

The Company is subject to other  legal  proceedings  that arise in the  ordinary course of its business and from prior management activities.  Other than that as disclosed above, in the opinion of present management,  the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2007,  the Company issued delivered 14,000,000 shares of its common stock to Redcliffe Svenska AB, a Swedish corporation in exchange for $220,000 used for the payment of Company debt.  The Company is under an obligation to deliver an additional 8,000,000 shares for the proceeds paid.  In a private transaction with the same party,  the Company issued warrants to purchase 2,000,000 shares of common stock at a price of $0.06 per share, exercisable before January, 2010.

ITEM 3. Defaults Upon Senior Securities

            None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending March 31, 2005.

ITEM 6.   Exhibits and Reports on Form 8-K.

Exhibits. None

Reports on Form 8-K:

The Company filed a Form 8-K with the U.S. Securities and Exchange Commission dated January 24, 2007 reporting matter under Item 3.02, Unregistered Sales of Equity Securities

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/  John W. Foster
_____________________________________
John W. Foster
Chairman and CEO