Form 10-K
period 2007-06-30
ODYSSEY PICTURES CORP
filed 2009-03-16
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

 [X] Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the fiscal year ended June 30, 2007
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

Common Stock: $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate  by check  mark if there  is no  disclosure  of  delinquent  filers  in response to Item 405 of  Regulation  S-B is not  contained in this form,  and no disclosure  will  be  contained,  to the  best  of  Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the Registrant as of June 30, 2007 was  approximately  $1,224,367 (based on the mean between  the  closing  bid and asked  prices of the Common  Stock on such date), which value,  solely for the purposes of this calculation,  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a determination by Registrant that all such  individuals are, in fact,  affiliates of the Registrant.

As of June 30, 2007 there were outstanding 99,471,482 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-KSB

Report for the Fiscal Year
Ended June 30, 2007

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
Item 8A. Controls and Procedures

PART III

Item 9. Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits

Item 14. Principal Audit Fees

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

Operations

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in Plano,  Texas (see  "Properties")  and, as of June 30, 2007,  the Company had two full-time  employees,  consisting of Mr. John Foster,  the CEO and President of the Company,  along with an  administrative  assistant in the Plano office.

ITEM 2. PROPERTIES

During the reported period, the Company  conducted its operations out of leased  premises at 16910 Dallas Parkway,  Dallas,  Texas,  consisting of approximately 2,500 square feet.  The  premises were  available  to the  Company  through a sublease  agreement  with JL Media  Services  LLC,  an  affiliated  party to Mr. Foster. Rent expense for each of the fiscal years through end of term at February 1, 2007,  is as follows:

June 30, 2006	$41,220

June 30, 2007	$30,100

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

The "Muller & Smith Case"  A lawsuit was filed for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.   This matter has been settled subsequent to the reported period.

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s   corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on June 30, 2007.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company  has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid information for the Common  Stock of the  Company as  reported  by the National Quotation Bureau’s Pink Sheets on a quarterly  basis for each of the two preceding  fiscal years. The Company's shares have traded in the over-the-counter market on the OTC market. The Company's Common Stock trades under the symbol OPIX.

No dividends  have been declared or paid with respect to the Common  Stock.  The bid quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock

Fiscal 2007	High	Low

First Quarter	$.012	$.006
Second Quarter	.012	.007
Third Quarter	.025	.007
Fourth Quarter	.017	.008

Fiscal 2006	High	Low

First Quarter	$ .05	$ .011
Second Quarter	.045	.01
Third Quarter	.025	.012
Fourth Quarter	.019	.01

As of June 30,  2007,  there were approximately  4,271  record  holders of the Company's  Common  Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-KSB.

Overview

During all periods included in this Annual Report, the Company has not had significant operations.  As of the date of this report, the Company’s ongoing operations have consisted of raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations

Results of Operations for years ended June 30, 2006 and 2007

We had no revenues for the years ended June 30, 2007 or June 30, 2006. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and administrative  expenses  increased  to $409,200 for the year period ended June 30, 2007, from $288,500  in 2006. The increase of $120,700 was primarily composed of $48,000 in legal fees and $54,000 in accounting expenses offset by a reduction of $10,000 in rent expense. Settlement expenses increased to $71,600 for year ended June 30, 2007 from $0 for the prior year the result of current legal fees being expensed as incurred.  Expenses for each year include $198,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President.

Interest expense increased by $233,600 in 2007 to $487,500. The increase was as the result of the recognition of a discount arising from a beneficial conversion feature and related expense connected to the issuance of $220,000 of convertible debt and an additional discount arising from the bifurcation of the relative fair value of 2,000,000 warrants associated with the transaction. The discount was limited to $220,000, the proceeds of the note. We recognized the full discount as interest expense in the current period.

The valuation of derivatives at June 30, 2007 resulted in a $34,500 charge to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share was $0.01 in 2007. The weighted average shares increased by 6,635,616 in 2007 due to the weighted impact of the issuance of 14,000,000 shares to as partial conversion of the $220,000 convertible debt. We did not issue any shares in the comparative none month period of 2006.

As of June 30, 2007, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

We did not generate any cash through our operating activities in 2007 or 2006. At June 30, 2007, the Company had no cash.

The Company continues to fund operation through trade payables, the issuance of stock and the proceeds of short term borrowings. In 2007 we issued promissory notes in exchange for $53,250 in cash. We benefited .from the payment of $134,000 in professional fees through a transaction that occurred directly between the outside parties which we recognized as an unsecured promissory note. We also issued 14,000,000 shares upon the conversion of $140,000 of debt. The debt originated by a transaction whereby the creditor purchased a judgment that had been entered against three guarantors of the Company on behalf of the Company.

 Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Derivatives:

At June 30, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities at fair value  at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $42,600 as a liability on the balance sheet at June 30, 2007.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During 2007, the Company did not obtain cash through any source but benefited from expenses paid by outide parties in the amount of $134,000 during the year ended June 30, 2007 compared to $0 for the same period the prior year. The Company also has a long-term employment agreement with our President of approximately $200,000 per year. This agreement has been extended and renewed from time to time. The amount unpaid under this agreement is $759,000 at June 30, 2007.

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

Stock Based Compensation.  We will account for employee stock-based compensation costs in accordance with Statement of Financial Accounting Standards ( SFAS ), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock: We account for obligations and instruments potentially to be settled in the Company s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company s own stock.

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

ITEM 8A.  CONTROLS AND PROCEDURES

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

    Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2007 due to the failure to file complete and timely reports with the Securities and Exchange Commission.  Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

    Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.  Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2007 due to the following:

  Company's disclosure controls and procedures were not effective as of June 30, 2007 due to the failure to file complete and timely reports with the Securities and Exchange Commission.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position

John W. Foster	55	Director, Chairman of the Board and CEO/President
Patrick Speeckaert	58	Director, Compensation Committee, Audit committee
Kjell Larsson	54	Director, Compensation Committee, Audit Committee
Christian Gerig	53	Director
Hans Joerg Finsterwald	55	Director

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only  compensated  executive  officer as of June 30,  2007.  Other  significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table
		Annual Compensation			Payouts

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation

John W. Foster, President/CEO	2006*		--	--	--	--
2007*

*Mr. Foster deferred $197,904 in each year.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs")  granted to  executive  officers  during the fiscal year ended June 30, 2006 or in 2007.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or  distributed in the past four quarters of fiscal 2007 or fiscal 2006.

Director Compensation

The Company does not have any standard  arrangements pursuant to which directors of the  Company  are  compensated  for  services  provided  as a  director.  All directors  are entitled to  reimbursement  for expenses  reasonably  incurred in attending  Board of Directors'  meetings.  There  have  been no distributions  of Stock to the Board Members as of the end of June 30, 2006 and the same period ending June 30, 2007.

Compensation Agreements, Termination  of  Employment  and  Change-in-Control Arrangements:

As of July of  2001,  Mr.  Foster  served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay  increase  to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003 and each year thereafter.   Mr.  Foster's  salary has gone  unpaid and remains payable by the Company as of the end of June 30, 2007 and 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of  June 30,  2006,  by each  person  known  by the  Company  to be the beneficial  owner  of more  than  5% of the  common  stock,  each  director  and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares beneficially owned	Percentage of Class

Patrick Speeckaert	Director	2,000	Less than 1%
John W. Foster	Director, President/CEO	2,000	Less than 1%
Kjell Larsson	Director	1,518,055	4.7%

All Executive Officers & Directors - (4) - as a group		1,522,055	4.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

ITEM 13.   EXHIBITS

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)        Audit Fees:   The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2007 and $9,500 for the Year ended 2006.

(2)        Audit Related Fees:  None

(3)        Tax Fees:           None

(4)        All Other Fees:   None

FINANCIAL STATEMENTS: Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2007	June 30, 2006

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,240,100	$1,159,500
Accounts payable-related parties	454,300	442,100
Accrued interest	1,090,100	876,800
Other accrued expenses	997,100	811,200
Legal settlements & judgments	1,335,000	1,335,100
Convertible Debt obligations	80,000	250,000
Debt obligations in default	1,356,600	1,169,200
Derivative liability	42,600	119,000

Total current liabilities	6,595,800	6,162,900

Related parties	156,100	156,100
Reserve for loss contingencies	303,800	204,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	854,700
Additional paid in capital	38,011,200	37,680,300
Accumulated deficit	(46,055,100)	(45,052,300)

Total Stockholders' Deficiency	(7,049,200)	(6,517,300)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

 See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Year Ended June 30,

	2007	2006

Net Sales	$0	$0

Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	0

Selling, General & Administrative Expenses	409,200	288,500
Settlements	71,600	0
Derivative valuation charges	34,500	0

Total Operating Expenses	515,300	288,500

Income (Loss) Before Other Income & Income Taxes	(515,300)	(288,500)

Other Income (Expense)
Interest (Expense)	(487,500)	(253,900)

Income (Loss) Before Income Taxes	(1,002,800)	(542,400)

Income Taxes	0	0

Net Loss available to common shareholders	($1,002,800)	($542,400)

Basic and Diluted Net Loss Per Common Share	($0.01)	Nil

Weighted Average Common Shares Outstanding (Basic)	92,107,098	85,471,482

 See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of cash Flows
	Year Ended June 30,

	2007	2006

Cash Flows from Operating Activities:
Net Loss	($1,002,800)	($542,400)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by affiliates	134,100	62,000
Beneficial conversion feature	212,000	0
Change in value of derivatives	42,600	0
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	12,200	0
Accounts Payable & Other	548,600	480,400

Net cash used by operating activities	(53,300)	0

Cash Flows from Financing Activities:
Loan Proceeds	53,300	0

Net cash used by financing activities	53,300	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.
Supplemental disclosure:
Judgment paid by affiliates	$323,200	$0
Payables & accruals settled by issuance of stock	$0	$398,504
Conversion of debt to common stock	$140,000	$0

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency

	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at June 30, 2005	85,471,482	$854,700	$37,680,200	($44,509,900)	($5,975,000)

Net Loss				(542,400)	(542,400)

Balance at June 30, 2006	85,471,482	$854,700	$37,680,200	($45,052,300)	($6,517,400)

Stock issued to Redcliffe upon conversion of debt	14,000,000	140,000			140,000
Impact of beneficial conversion feature			212,000		212,000
Lapsed derivatives			119,000		119,000
Net Loss				(1,002,800)	(1,002,800)

Balance at June 30, 2007	99,471,482	$994,700	$38,011,200	($46,055,100)	($7,049,200)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
 June 30, 2007

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD's.

Significant Accounting Policies

Use of EstimatesThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended June 30, 2007 or 2006. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

The Company  licenses  certain film rights  through  international  distribution agreements  either on a direct  commission basis or that may require the payment of minimum  license fees known as "Minimum  Guarantees"  ("MG's").  The MG's are typically  payable on delivery and  acceptance by the Company of the  respective completed  film and these MG's may be subject to further  increase  based on the actual  distribution  results in the respective  territory.  Minimum  Guarantees related  to  contracts  which  contain   holdback   provisions   precluding  the distributor  from exploiting  secondary  markets until certain time periods have lapsed are allocated  across those  markets and  recognized as revenue when each holdback  provision  expires.  The Company had no films in distribution  that either  require an MG nor were in a "hold-back" restriction.

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

Income Taxes:We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

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

Recent Accounting Pronouncements

.In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending June 30, 2007. The adoption of this statement did not have an impact on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS
 June 30, 2007

1. Notes and Loans Payable:

During 2007, the Company received several loans for overhead  expenses  from a series of  private lenders,  totaling $53,250. These loans all were made on a short-term 8% interest-bearing basis.

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

3. Commitments:

Leases:

The Company leases its office space on a month-to-month basis. Rent expense was $30,100 and $41,220 for the years ended June 30, 2007 and 2006 respectively.

Employment Agreements:

As of July of 2001,  Mr. Foster served as President and was voted Chairman and CEO by the Board of Directors.    He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002 with a 5% increase beginning July 1, 2002 through June 30, 2003 and each year thereafter.  Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2007 and 2006.

Settlements & Judgments

Material Items are as follows:

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

Muller-Smith v. Odyssey Pictures Corp. A lawsuit was filled for indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment was entered against Odyssey in the amount of $360,000. Subsequently attorney's fees of $85,000 were granted resulting in an aggregate of $445,000 due. See the "Subsequent Event" footnote below for additional developments.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.  The Company has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 plus attorney's fees and costs in the Circuit Court in Volusia County, Florida.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 28, 2006.   As of the date of this filing the Company has not made payment under this settlement agreement.

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

Currently three such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to "Judgments and settlements" on the balance sheet. We settled a dispute with La Jolla in 2008 for $236,000 and have included this amount in our current reserve estimate.

4. Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

During the year ended June 30, 2007 we issued 14,000,000 shares of our common stock upon the conversion of $140,000 of convertible notes payable.

5. Stock Options and Warrants:

Summary of Warrant Activity

The convertible Notes were issued with 2,000,000 detachable warrants. Exercise prices are $0.011 and expired three years from the date of issuance. We evaluate and account for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2007 were a volatility of 164%, common stock value of $0.02 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2007	4.4%	0.0%	164.0%	36-48 mos.
2006	5.0%	0.0%	100.0%	60 mos.

 The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options

		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares

Options outstanding at June 30, 2005	2,831,770	$0.32
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(2,100,000)	$0.10

Options outstanding at June 30, 2006	731,770	$0.95	4.0	$0
Granted	2,670,480	$0.05
Exercised	0	$0.00
Lapsed	(25,000)	$0.40

Options outstanding at June 30, 2007	3,377,250	$0.24	2.3	$0

Options exercisable at June 30, 2007	3,377,250	$0.24	2.3	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2007:
	Warrants Outstanding			Warrants Exercisable

Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price

$ 0.01-$ 0.50	2,670,480	$0.05	30.7	2,640,480	$0.05
$ 0.51-$ 1.00	706,770	$0.97	17.6	706,770	$0.97

Total Shares	3,377,250			3,347,250

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

At June 30, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under the options/warrants were in excess of authorized shares on a fully diluted basis (the "Excess Options").  The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $42,600 as a liability on the balance sheet at June 30, 2007.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2007 were a volatility of 164%, common stock value of $0.02 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $610,400 and $598,200 at June 30, 2007 and 2006 respectively.

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

The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2007,  the  Company  had two full-time  employees,  consisting  of Mr.  Foster,  the  CEO and president,  and an administrative secretary. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

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

In 2003 the holders of  convertible promissory notes (LaJolla), and certain Directors individually (but for the benefit of the Company) entered into a put and call agreement whereby the Directors agreed to acquire any or all shares acquired by LaJolla upon the conversion of the underlying debt at a price then to be determined based upon a stipulated formula.  Based upon defaults in this put and call agreement LaJolla brought suit against the individual Directors and obtained a judgment against the individual directors, which judgment was later paid.   In 2007 LaJolla filed an action in the Superior Court of the State of California, County of San Diego upon defaults of subsequent put and call agreements which were entered into based upon subsequent advances. The parties, including the Company, entered into a  Settlement Agreement on these subsequent claims and Mutual Release dated April 3, 2008 whereby all claims between the parties including the judgment and the convertible promissory notes would be settled and the parties released upon the payment of $236,470 to LaJolla. The payments are to be made in six equal installments commencing April 30, 2008.  The 2,500,000 shares of the Company's stock obtained by LaJolla were returned and cancelled.  As of March 10, 2009, four payments have been made as scheduled.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2007 and 2006 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2007 and 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a $1,003,000 loss from operations and consumed $53,000 of cash due to its operating activities.  The Company may not have adequate readily available resources to fund operations through June 30, 2008. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

March 12, 2009
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated:  March 12, 2009

 by: /s/ John W. Foster

------------------------------
 John W. Foster,
 President

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated have signed this report below.

/s/ John W. Foster
- -------------------------
John W. Foster
CEO, Chairman and President