Form 10-Q
period 2007-09-30
ODYSSEY PICTURES CORP
filed 2009-03-31
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2007

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

Common  Stock,  par value  $.01 per share  99,471,482  outstanding  shares as of September 30, 2007.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-(unaudited)
      Balance Sheets as of September 30, 2007 and June 30, 2007
      Statements of Operations for the  Three Month Periods Ended September  30, 2006 and 2007
      Statements of Cash Flows for the Three Month Period Ended September  30, 2006 and 2007
      Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Unregistered Sales of Equity Securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Sept 30, 2007 (unaudited)	June 30, 2007

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,241,200	$1,240,100
Accounts payable-related parties	468,500	454,300
Accrued interest	1,156,900	1,090,100
Other accrued expenses	994,600	997,100
Legal settlements & judgments	1,335,100	1,335,000
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,361,600	1,356,600
Derivative liability	10,700	42,600

Total current liabilities	6,648,600	6,595,800

Related parties	156,100	156,100
Reserve for loss contingencies	303,800	303,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	994,700
Additional paid in capital	38,029,200	38,011,200
Accumulated deficit	(46,125,900)	(46,055,100)

Total Stockholders' Deficiency	(7,102,000)	(7,049,200)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations

	Three Months Ended Sept 30,
	2007	2006

Net Sales	$0	$0

Costs Applicable to Sales & Revenue	0	0

Gross Profit	0	0

Selling, General & Administrative Expenses	32,500	80,700
Settlements	3,200	67,800
Derivative valuation charges	(31,900)	0

Total Operating Expenses	3,800	148,500

Income (Loss) Before Other Income & Income Taxes	(3,800)	(148,500)

Other Income (Expense)
Interest (Expense)	(66,900)	(61,700)

Income (Loss) Before Income Taxes	(70,700)	(210,200)

Income Taxes	0	0

Net Loss available to common shareholders	($70,700)	($210,200)

Basic and Diluted Net Loss Per Common Share	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	99,471,482	85,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
	Three Months Ended Sept 30,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	($70,700)	($210,200)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Fair value of services provided without cost	18,000	0
Change in value of derivatives	(31,900)	0
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	14,300	18,500
Accounts Payable & Other	65,300	191,700

Net cash used by operating activities	(5,000)	0

Cash Flows from Financing Activities:
Loan Proceeds	5,000	0

Net cash used by financing activities	5,000	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
SEPTEMBER 30, 2007

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

At September 30, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under two option/warrant agreements were in excess of authorized shares on a fully diluted basis (the “Excess Optionsâ€).  The Company classified the fair value of these Excess Options, valued at $10,700, as a liability on the balance sheet.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at September 30, 2007 were a volatility of 163%, common stock value of $0.007 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument

4. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The President provided, without cost to the Company, his services, valued at $6,000 per month which totaled $18,000 for the quarter ended September 30, 2007. This was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $614,600 at September 30, 2007.

Item 2.  Management's Discussion and Analysis

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein.  In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-QSB.

Overview and Financial Condition

During all periods included in this Quarterly Report, the Company has not had significant operations.  As of the date of this report, the Company s ongoing operations have consisted of raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for three months ended September 30, 2007 and 2006 We had no revenues for the quarters ended September 30, 2007 or June 30, 2006. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses  for the three month period ended September 30, 2007 decreased to $35,500 from $80,700  for the three month period ended  September 30, 2006.  Expenses for 2006 include $50,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President. In 2007 Mr. Foster granted a holiday on his employment agreement. Instead, the Company recognized the fair value of his services of $18,000 as expense which resulted in a net reduction of $32,000 in compensation expense in 2007. In addition the Company reported paying $3,200 in settlements for the reported period as compared to $67,800 for the comparable period the prior year. Settlement expenses decreased to $3,200 2007 from $67,800 for the prior year the result of current legal fees being expensed as incurred.

Interest expense increased by $5,200 in 2007 compared to $66,900. The increase is attributable to carrying a higher debt load that the comparable period of 2006.

The valuation of derivatives at September 30, 2007 resulted in a $31,900 positive impact to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share was less than $0.01 in 2007 and 2006. The weighted average shares increased by 14,000,000 in 2007 due to the weighted impact of the issuance of 14,000,000 shares to as partial conversion of the $220,000 convertible debt. We did not issue any shares in the comparative none month period of 2006.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

We did not generate any cash through our operating activities in 2007 or 2006. At September 30, 2007, the Company had no cash.

The Company continues to fund operation through trade payables, the issuance of stock and the proceeds of short term borrowings. In 2007 we issued promissory notes in exchange for a net of $5,000 in cash.

 Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Derivatives:

At September 30, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $10,700 as a liability on the balance sheet at September 30, 2007.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures. During 2007, the Company obtained cash through loan financing. The Company also has a long-term employment agreement with our President of approximately $200,000 per year. This agreement has been extended and renewed from time to time. The amount unpaid under this agreement is $759,000 at September 30, 2007

Off-Balance Sheet Arrangements

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s   corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on September 30, 2007.

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