Form 10-Q
period 2007-12-31
ODYSSEY PICTURES CORP
filed 2009-03-31
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2007

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

Common  Stock,  par value  $.01 per share  99,471,482  outstanding  shares as of December 31, 2007.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-(unaudited)
      Balance Sheets as of December 31, 2006 and June 30, 2007
      Statements of Operations for the  Three Month Period and Six Month Period Ended  December 31, 2006 and 2007
      Statements of Cash Flows for the Six Month Period Ended December 31, 2006 and 2007
      Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal proceedings.
Item 2. Changes in securities and use of proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec. 31, 2007 (unaudited)	June 30, 2007

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,258,800	$1,240,100
Accounts payable-related parties	468,500	454,300
Accrued interest	1,223,600	1,090,100
Other accrued expenses	995,100	997,100
Legal settlements & judgments	1,335,100	1,335,000
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,365,600	1,356,600
Derivative liability	17,400	42,600

Total current liabilities	6,744,100	6,595,800

Related parties	156,100	156,100
Reserve for loss contingencies	303,800	303,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	994,700
Additional paid in capital	38,047,200	38,011,200
Accumulated deficit	(46,239,400)	(46,055,100)

Total Stockholders' Deficiency	(7,197,500)	(7,049,200)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended Dec. 31,		Six Months Ended Dec. 31,

	2007	2006	2007	2006

Net Sales	$0	$0	$0	$0

Costs Applicable to Sales & Revenue	0	0	0	0

Gross Profit	0	0	0	0

Selling, General & Administrative Expenses	32,300	192,400	64,800	273,000
Settlements	7,900	0	11,100	67,900
Derivative valuation charges	6,700	0	(25,200)	0

Total Operating Expenses	46,900	192,400	50,700	340,900

Income (Loss) Before Other Income & Income Taxes	(46,900)	(192,400)	(50,700)	(340,900)

Other Income (Expense)
Interest (Expense)	(66,700)	(67,900)	(133,600)	(129,600)

Income (Loss) Before Income Taxes	(113,600)	(260,300)	(184,300)	(470,500)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($113,600)	($260,300)	($184,300)	($470,500)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	99,471,482	85,471,482	99,471,482	85,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Six Months Ended Dec. 31,

	2007	2006

Cash Flows from Operating Activities:
Net Loss	($184,300)	($470,500)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by affiliates	0	134,100
Fair value of services provided without cost	36,000	0
Change in value of derivatives	(25,200)	0
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	14,300	36,000
Accounts Payable & Other	150,200	300,400

Net cash used by operating activities	(9,000)	0

Cash Flows from Financing Activities:
Loan Proceeds	9,000	0

Net cash generated by financing activities	9,000	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
DECEMBER 31, 2007

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

At December 31, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under two option/warrant agreements were in excess of authorized shares on a fully diluted basis (the “Excess Optionsâ€).  The Company classified the fair value of these Excess Options, valued at $17,400, as a liability on the balance sheet.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at December 31, 2007 were a volatility of 163%, common stock value of $0.011 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument

4. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The President provided, without cost to the Company, his services, valued at $6,000 per month which totaled $36,000 for the interim period ended December 31, 2007. This was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $624,600 at December 31 2007.

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

Results of Operations for six months ended December 31, 2007 and 2006

We had no revenues for the six months ended December 31, 2007 or June 30, 2006. Revenues are derived from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses  for the six month period ended December 31, 2007 decreased to $64,800 from $273,000  for the six month period ended  December 31, 2006.  Expenses for 2006 include $100,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President. In 2007 Mr. Foster granted a holiday on his employment agreement. Instead, the Company recognized the fair value of his services of $36,000 as expense which resulted in a net reduction of $64,000 in compensation expense in 2007 as compared to 2006. The expense reduction was also due to $48,000 in legal fees and $54,000 in accounting expenses recognized in 2006.  In addition the Company reported paying $11,100 in settlement expenses for the 2007 reporting period as compared to $67,900 for the comparable period the prior year. Settlement expenses consist of current legal fees and are expensed as incurred.

Interest expense increased by $4,000 in 2007 compared to $129,600 in 2006. The increase is attributable to carrying a higher debt load that the comparable period of 2006.

The valuation of derivatives at December 31, 2007 resulted in a $25,200 positive impact to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Net loss decreased form $470,500 in 2006 to $184,300 in 2007. Loss per share was less than $0.01 in 2007 and 2006. The weighted average shares increased by 14,000,000 in 2007 due to the weighted impact of the issuance of 14,000,000 shares to as partial conversion of the $220,000 convertible debt. We did not issue any shares in the comparative none month period of 2006.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

We did not generate any cash through our operating activities in 2007 or 2006. At December 31, 2007, the Company had no cash.

The Company continues to fund operation through trade payables, the issuance of stock and the proceeds of short term borrowings. In 2007 we issued promissory notes in exchange for a net of $9,000 in cash.

 Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Derivatives:

At December 31, 2007, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each reporting period to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these excess options totaling $17,400 as a liability on the balance sheet at December 31, 2007.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures. During 2007, the Company obtained cash through loan financing. The Company also has a long-term employment agreement with our President of approximately $200,000 per year. This agreement has been extended and renewed from time to time. The amount unpaid under this agreement is $759,000 at December 31, 2007

Off-Balance Sheet Arrangements

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