Form 10-Q
period 2008-03-31
ODYSSEY PICTURES CORP
filed 2009-04-15
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period endedMarch 31, 2008

[ ]  TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954

Commission file number

ODYSSEY PICTURES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048

(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075

(Address of principal executive office)

(972) 867-0055

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reportsrequired to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90days.  Yes [X]   No [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date.

Common  Stock,  par value  $.01 per share 99,471,482 outstanding  shares as of March 31, 2008.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            BalanceSheets as of March 31, 2008 and June 30, 2007
            Statementsof Operations for the Three Month Period and Nine Month Period Ended March 31, 2008 and 2007
            Statementsof Cash Flows for the Nine Month Period Ended March 31, 2008 and 2007
            Statement ofStockholders Deficiency for Nine Month Period Ended March 31, 2008
            Notes toInterim FinancialStatements
Item 2.  Management's Discussion and Analysis of Financial Condition andResults ofOperations
Item 4T.  Controls andProcedures

PART II - OTHERINFORMATION

Item 1. Legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults upon senior securities
Item 4. Submission of matters to a vote of security holders
Item 6. Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2008 (unaudited)	June 30, 2007

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0

Total current assets	0	0

Intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$1,222,400	$1,240,100
Accounts payable-related parties	468,200	454,300
Accrued interest	1,290,100	1,090,100
Other accrued expenses	997,000	997,100
Legal settlements & judgments	1,335,100	1,335,000
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,351,400	1,356,600
Derivative liability	17,400	42,600

Total current liabilities	6,761,600	6,595,800

Related parties	156,100	156,100
Reserve for loss contingencies	303,800	303,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	994,700
Additional paid in capital	38,047,200	38,011,200
Accumulated deficit	(46,256,900)	(46,055,100)

Total Stockholders' Deficiency	(7,215,000)	(7,049,200)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,

	2008	2007	2008	2007

Net Sales	$200,000	$0	$200,000	$0

Costs Applicable to Sales & Revenue	22,800	0	22,800	0

Gross Profit	177,200	0	177,200	0

Selling, General & Administrative Expenses	127,400	79,600	192,200	352,600
Settlements	700	0	11,800	67,900
Derivative valuation charges	0	19,100	(25,200)	19,100

Total Operating Expenses	128,100	98,700	178,800	439,600

Income (Loss) Before Other Income & Income Taxes	49,100	(98,700)	(1,600)	(439,600)

Other Income (Expense)
Interest (Expense)	(66,500)	(282,000)	(200,100)	(411,600)

Income (Loss) Before Income Taxes	(17,400)	(380,700)	(201,700)	(851,200)

Income Taxes	0	0	0	0

Net Loss available to common shareholders	($17,400)	($380,700)	($201,700)	($851,200)

Basic and Diluted Net Loss Per Common Share	Nil	Nil	Nil	Nil

Weighted Average Common Shares Outstanding (Basic)	99,471,482	98,227,038	99,471,482	89,661,263

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of cash Flows
(unaudited)
	Nine Months Ended March 31,

	2008	2007

Cash Flows from Operating Activities:
Net Loss	($201,700)	($851,200)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Expenses paid by affiliates	0	134,100
Beneficial conversion feature	0	212,000
Fair value of services provided without cost	36,000	0
Change in value of derivatives	(25,200)	27,100
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	14,000	36,000
Accounts Payable & Other	182,100	442,000

Net cash used by operating activities	5,200	0

Cash Flows from Financing Activities:
Loan Proceeds	11,000	0
Repayment of Long Term Debt	(16,200)	0

Net cash used by financing activities	(5,200)	0

Net Change In Cash	0	0
Cash-Beginning	0	0

Cash-Ending	$0	$0

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
Notes To UNAUDITED INTERIM Financial Statements
MARCH 31, 2008

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at March 31, 2008 were a volatility of 163%, common stock value of $0.011 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument

4. Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The President provided, without cost to the Company, his services, valued at $6,000 per month which totaled $36,000 for the interim period ended December 31, 2007. This was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital. The salary was paid throughout the quarter ended March 31, 2008.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $624,300 at March 31 2008.

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

Overview and Financial Condition

During the period ended March 31, 2008, the Company did not have significant operations however,  during the Nine Month period Ending March 31, 2008, the Company realized some revenues from the sale of branding and image design products.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for nine months ended March 31, 2008 and 2007

The Company had  revenues for the nine months ended March 31, 2008 of $200,000 up from $0 for the same period ended March 31, 2007.  During the Nine Months Ended March 31, 2008, the Company  derived revenues from the sale of branding and image design products.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  decreased  to $192,200 for the nine month period ended March 31, 2008, down from from $352,600 for the comparable period in 2007.    Expenses for 2007 include $100,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President. In 2008 Mr. Foster granted a holiday on his employment agreement. Instead, the Company recognized the fair value of his services of $36,000 as expense which resulted in a net reduction of $64,000 in compensation expense in 2008 as compared to 2007. The expense reduction was also partially due to $48,000 in legal fees and $54,000 in accounting expenses recognized in 2007with no such corresponding expense in 2008.  Settlement expenses consisting of current legal charges decreased to  $11,900 for the Nine Month  period ended March 31, 2008 down from $67,900 for the same period the prior year.

Interest expense decreased by $211,500 in 2008 to $200,100 for the nine moths ended March 31, 2008.  The decrease was as the result of the recognition in the prior year of an extraordinary  discount arising from a beneficial conversion feature and related expense connected to the issuance of $220,000 of convertible debt and an additional discount arising from the bifurcation of the relative fair value of 2,000,000 warrants associated with the transaction. The discount was limited to $220,000, the proceeds of the note. We recognized the full discount as interest expense in the comparable  period for 2007.

The valuation of derivatives at March 31, 2008 resulted in a $25,200 credit to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share remains below $0.01 in each nine month period. The weighted average shares increased by 9,810,219 in 2008 due to the weighted impact of the issuance of 14,000,000 shares in 2007 as partial conversion of the $220,000 convertible debt. We did not issue any shares in the comparative nine month period of 2008.

As of March 31, 2008, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $200,000 in cash from revenues for the 9 months ended March 31, 2008.  We did not generate any cash through our operating activities in 2007. At March 31, 2008, the Company had no cash.

The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings.  In the 9 months ended March 31, 2007, the Company benefited from the payment of $134,000 in profession fees. The fees were paid through a transaction directly between the outside parties that we recognized as an unsecured promissory note. We also issued 14,000,000 shares upon the conversion of $140,000 of debt. The debt originated by a transaction whereby the creditor purchased a judgment that had been entered against three guarantors of the Company on behalf of the Company.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Derivatives:

At March 31, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $17,400 as a liability on the balance sheet at March 31, 2008.

Commitments and Capital Expenditures

 The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $200,000 cash through revenues and increased its expense paid by affiliates by $14,000 for the Nine Month period ended March 31, 2008.   The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

Item 4T. Controls and Procedures

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

The "Muller & Smith Case".  A lawsuit was filed for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.   This matter has been settled subsequent to the reported period.

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s   corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the close of business on March 31, 2008.

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