Form 10-K
period 2008-06-30
ODYSSEY PICTURES CORP
filed 2009-07-20
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☒ Annual Report underSection 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30,2008

or

☐ Transitional Report underSection 13 or 15(d) of the
Securities Exchange Act of 1934

0-18954
Commission file number

ODYSSEY PICTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075
(Address of principal executive office)

(972) 867-0055
(Issuer's telephone number)

Securities registered under Section12(b) of the Exchange Act: NONE

Securities registered underSection 12(g) of the Exchange Act:

Common Stock: $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes ☐ No ☒

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of theAct    Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  registrant  was required  to file such  reports),  and  (2) has  been  subject  tosuch  filing requirements for the past 90 days. Yes ☒ No ☐

Indicate  by check  mark if there  is no disclosure of delinquent  filers  in response to Item 405 of  Regulation S-B is not  contained in this form,  and no disclosure  will  be contained, to the  best of  Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller ReportingCompany ☒

Indicate by a check mark whether the registrant is a shell company (asdefined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately  $596,816 (based on the mean between  the closing  bid and asked  prices of the Common  Stock on such date), which value,  solely for the purposes of this calculation, excludes shares held by Registrant's  officers and directors.  Suchexclusion  should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

As of June 30, 2008 there were outstanding 99,471,482 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "CommonStock").

ODYSSEY PICTURES CORPORATION

Form 10-K

Report for the Fiscal Year

Ended June 30, 2008

PART I

ITEM 1.  DESCRIPTION OFBUSINESS

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

Beginning in the fiscal year ended  June 30, 2008 the  Company began selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies.  These projects are managed by the Company and are completed using principally third party contract services.  To the extent that the company relies on outside vendors,  there is no assurance that acceptable vendors will remain available to enable the Company to continue to offerthese services as part of its business offering however, to the extent they are available,  the Company expects to expand this line of business in addition to film, digital delivery technologies, finance, marketing and other related businesses.

(b) Narrative Description of Business

The focus of the distribution segment of the industry in general, has expanded into areas other than filmed entertainment properties. With emerging markets in e-commerce, varying levels of broadcast, new fields of revenue opening for direct-to-market applications, along with technological advancement for electronic distribution of media content throughout the world, Odyssey developed a new plan  to engage in latest methods of distribution at various levels of this technological advancement for delivery of content and  services to  the client, client affiliates, or the end users.

As a next step in its business development the Company has been selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies on a contract basis. These projects are managed by the Company and are completed using principally third party contract services. The Company’s delivery of services on a contract basis allows it to receive revenues throughout the production and delivery of the service rather than waiting until final product delivery.

The delivery of web site design, development and content services as well as hosting platform design services allows the Company to initiate development of its own proprietary platform, now the beginning stages, at the same time that it is providing these services for customers.

Our business has a new focus and generally falls into the following categories:

1.  Service Representation. Our company contracts with a client to organize and administer a new campaign for their image, branding, marketing, and general awareness of  their product, media materials including all forms of recorded media, and defining methods of distribution specific to that particular client's needs. Our company engages with the client and receives afee in consideration for the proposed duration of time, the amount of man hours that are going to be devoted in order to build the various campaigns that are required, and formulates a budget based on new materials that have to be generated in order to penetrate the clients markets.

2.   Distribution Methods.  Along with the assemblage of service platform for the client, the company receives rights to distribute, organize, and otherwise make ready all necessary content elements in order to administer them to the network,outlet, or specified end performance venue of such content. As before practiced, the Company then seeks to license the rights it has beenauthorized to subdistributors  in  the  territories for the respective distribution  rights.  In general, the grant of rights to the subdistributors includes all media since digital distribution does involve all forms previously segregated for independent sales among one or many other sales agents in the past.  The subdistributor in each territory  generally pays for its distribution rights with a down payment at the time the contract is executed  with the balance becoming due before access to the content can be made through thecompany's secure process over the Internet. In some cases, our company willprovide certain arrangements where advertising revenue is split in lieu of licensing fees for the benefit of the client and where the client may have sponsorships, advertising, marketing campaigns already directed by our company. This revenue sharing process is incorporated as a part of the service arrangement that we are providing for the client. In this case, our company is licensing both the content and the entire advertising/sponsorship program package from which revenue would be generated upon transmission and/or broadcast.

With worldwide distribution markets developing new platforms on arapid basis, the independent media releasing and distribution industry has hadto change methods of operating in order to remain competitive with the broadcast, film, and prerecorded (DVD) business (notice the reduction of venuesfrom past replications). The entry level to online access for broadcast marketshas become an essential element in determining and maintaining the existenceand future of many businesses and entertainment venues.

Online distribution or "digital media distribution" has become a necessity in effecting access to audio and video content and is incumbent upon the distributor now to seek and streamline new methods of acquiring, storing, securing, and procuring quality of reproduction over theInternet, and providing this within an economic condition that allows us to compete as well as to keep up with the economics of upgrading with challenging and changing technology requirements.

The Company expects to be able to create a reliable system for the end user that matches the impact from which many high profile companies were very successful in establishing the “experience of high-quality media delivery”. This includes having the ability “in-house” to store and secure content and make content accessible to expanding markets such as digital theaters, pay per view, video on demand, and downloads including mobile “on demand” and interactive technology such as short code technology and instant access response. With this new platform in the forefront of Odyssey's new developments, we have found it necessary to expand into other areas of content reproduction such as live events, prerecorded concerts, educational and learning programs, educational, fitness, self-help and medical, even customizing related technology to client-specific needs and future affiliated organizations in other areas of content provision.

Odyssey has also become involved with development and delivery of intellectual property products. The Company expects  that the future of the business would rely on certain technological advancements  at theforefront of digital distribution and delivery. The Company believes that  it is prudent to develop products suchas system infrastructure design, website design with video interface, online support systems, special secure coding, as well as Internet broadcast solutions and satellite access. These elements, now embedded into the management and operations of the Company, will become known as “Proprietary Management Systems” and are unique to the media and media processing venues that capitalize on current market interest and will be valuable in the very nearfuture. Certain applications to this new service would include branding, imagedesign, corporate and graphic presentation matters such as logos, logo colors, logo statements in various templates from which new business systems will beredesigned and developed for numerous business applications over the Internet and broadcast.

Overall, the company should find itself able to not only support additional product and media within its own structure, but also engage other affiliates and related companies into cross-marketing and promotion forexpanded media projects on several levels, including interactive media.

With the onset of several different and diverse web-based companies, we are also developing a series of advertising partners, sponsors,and other venues which will result in promotional considerations to offset ourcosts and being able to place content out into various markets of all levels. New digital delivery systems such as the one we are embarking upon enable us todeliver to the traditional markets, new digital transmission venues, broadcast over the Internet, Satellite accessibility, and even video interface andmulti-response mobile communications as well.

Once Odyssey has a significant amount of content available, it creates its own" library" with which to categorize in various areas of interest, either by the end licensing company (such as foreign buyers, foreign television/broadcast, integration into entertainment slots incable/satellite networks, and programming via our own defined broadcast capabilities) or to specific requirements to clients. The end result should beto create additional streams of revenue, additional opportunities for service income, more control over distribution and security, and operating more on an"international multi-function delivery service basis".

Competition

The entertainment and media industry generally are highly competitiveand not always predictable. The Company's competition includes the smaller independent companies operating in similar distribution and delivery venues as well as independent producers and even major studios funding similar operations.  Many of these  competitors have financial means andother resources significantly greater than those available to theCompany.  The Company faces competition  in all aspects of thebusiness  and  cannot  represent or warrant any assurances that it  will  be  able to  compete effectively.

The business of providing content over the Internet is experiencing rapid growth and is characterized by substantial technological changes. Moreover, there are new andvarying well-established companies entering into the same fields. Many ofthese companies have financial, technological, promotional and other resources that are much greater than those available to us and could moreeffectively use or adapt to current technology changes, or are ableto purchase technology to provide a service directly competitive with the Company. Rapidly changing financial markets in our industry and the present economical outlook are not favorable for the Company to have ready-access tocapital in order to offset such market interference from competitors. New digital markets and ever-changing technologies require theCompany to compete, bid and successfully market for licensing rights and maintain a strong and consistent level of sub-distributor and client relationships in its on-going efforts and enter into potentially volatile markets that it has to afford to remain competitive in over the long term.

We will greatly rely on our strategic relationships to assist usin capitalizing on new digital transmission services with digital downloadand multi-faceted broadcast capabilities along with the affordabilityto maintain our position in these markets.

Operations

The  Company's  operations  have  been greatly  reduced  as  a  result  of  there structuring of the Company by new management.  The Company's principal office is located in Plano, Texas (see "Properties")  and, as of June 30, 2008,  the Company had two full-time  employees,  consisting of Mr. John Foster,  theCEO and President of the Company,  along with an administrative  assistant in the Plano office. The company is fortunate tohave been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. Thecompany also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests andsales areas, either on a commission or contract basis.

The Company has continued to expand development of its own web site for use in the distribution of films and other products.

In addition, beginning in the fiscal year ended  June 30, 2008 the Company began selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies.  These projects are managed by the Company and are completed using principally third party contract services. To the extent that the company relies on outside vendors,  there is no assurance that acceptable  vendors will remainavailable to enable the Company to continue to offer these services as part ofits business offering however, to the extent they are available, the Company expects to expand this line of business in addition to other related businesses.

ITEM 2.  PROPERTIES

During the reported period, the Company conducted its operations out of leased  premises at 16910 Dallas Parkway,  Dallas,  Texas, consisting of approximately 2,500 square feet.  The  premises were available  to the Company  through a sublease agreement  with JL Media  Services  LLC, an affiliated party to Mr. Foster. Rent expense for each of the fiscal years through end of term at June 30, 2008,  is as follows:

June 30, 2008	$17,800
June 30, 2007	$30,100

ITEM 3.  LEGAL PROCEEDINGS

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain overtime. The Company failed to perform and a judgment of $369,160 was entered bystipulation on May 13, 2004.  The matter was settled subsequent to the end of the fiscal year ended June 30, 2008 and the company is executing on a payment agreement.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matterhad been negotiated prior to 2003 for payment of a sum certain over time. TheCompany failed to perform and a judgment of $229,875 was entered by stipulationon April 11, 2003.  The matter was settled subsequent to the end of the fiscal year ended June 30, 2008 and the company is executing on a  payment agreement.

The"Muller & Smith Case"  A lawsuit was filed for indemnification and reimbursement of legal fees regarding the Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.  This matter has been settled subsequent to the reported period.

Lawsuit- Watson,  Farley and  Williams v.  Odyssey  Pictures Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte, Chardonnay  Enterprise Ltd, and A Hero From Zero N.V. Complaint  filed April 30,  2001,  New York Supreme Court,  New York County,  for  balance  owing of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answeredthis complaint, although it was not  notified  until August 10,2001 denying its position in the named  defendants.  Odyssey contends  that it  did,  in  fact,  pay any and alloutstanding related  legal  bills  related to  the Plaintiff’s  corporate involvement. Odyssey  had  offered a  settlement  on  behalf of the  remaining defendants.  No response  has been made fromthe  Plaintiff on this matter as of the close of business on June 30, 2008.

In August of 2003, the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits. The Company  has filed an appeal to the lien and notice and is expected to fully pay any and all amounts owning as soon as funds become available.

On March 22, 2005 a judgment was entered against the Company in favor of DistinctWeb Creations, Inc. and Denise K. Houston in the amount of $32,000 plus prejudgment interest in the amount of $6,291.50, plus attorneys fees in theCircuit Court in Volusia County, Florida.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms,LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006.  As of thedate of this filing the Company has not made payment under this settlement agreement.

The Company is subject to other  legal  proceedings  that arise in the ordinary course of its business and from prior management activities.  Other than that as disclosed above, in the opinion of present management,  the aggregate liability, if any, with respect to these otheractions will not materially adversely affect our financial position, results of operations or cash flows.

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

Common Stock

Fiscal 2007	High	Low
First Quarter	$.012	$.006
Second Quarter	.012	.007
Third Quarter	.025	.007
Fourth Quarter	.017	.008

Fiscal 2008	High	Low
First Quarter	$.01	$.007
Second Quarter	.014	.007
Third Quarter	.016	.002
Fourth Quarter	.01	.002

As of June 30, 2008, there were approximately 4,271 record holders of the Company's Common Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actualresults could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-KSB.

Overview

During all periods included in this Annual Report, the Company has not had significant operations. As of the date of this report, the Company has had limited ongoing operations consisting of:  selling brandingservices, web site design and development services and graphics and online business presentation services to a limited numbers of companies.  These projects are managed by the Company and are completed using principally third party contract services;  and of  raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for years ended June 30, 2008 and 2007

Revenues for the year ended June 30, 2008 were $400,000, up from -0- for the year endedJune 30, 2007.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in priorperiods. We expense all current costs as incurred.

Selling, general and administrative expenses decreased  to $278,500  for the year period ended June 30, 2008, from $409,200  in 2007. The decrease was primarily due  to the discharge ofdebt in the amount of $384,700 compared to -0- for the prior year. Expenses the previous year included $198,000 in accrued compensation payable under an employment agreement with Mr. Foster, our President.

Interest expense decreased from $487,500 for the year ended June 30, 2007 to 267,600 for2008.  We recognized the full discount as interest expense in the current period.

The valuation of derivatives at June 30, 2008 resulted in a $25,200 credit to earnings down from $34,500  for the prior year. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share was Nil for the year ended June 30,2008 as opposed $0.01 in 2007. The Company has a net income of $158,400 available to Shareholders  as opposed to a loss in 2007 of $1,200,800. The weighted average shares increased by 6,635,616 in 2007 due to the weighted impact of the issuance of 14,000,000 shares to as partial conversion of the $220,000 convertible debt. We did not issue any shares in 2008.

As of June 30, 2008, the Company had no agreements with sub-distributors relatingto distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming.  Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $143,200 after operating expenses from operations for theyear ended 6-30-08.  No cash was generated in 2007. At June 30, 2008, the Company had no cash.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings. In 2008 we issued promissory notes in exchange for $11,000 in cash.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Derivatives:

At June 30, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis there by precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either anasset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities at fair value at the end of each reporting period (quarterly or annually), and their value is marked to market at the end of each reporting period with the gain orloss recognition recorded against earnings. We continue to revalue these instruments each reporting period to reflect their current value in light ofthe current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $17,400 for the reported period  as a liability on the balance sheet as opposed to  $42,600 at June 30, 2007.

Commitmentsand Capital Expenditures

The Company had no material commitments  for capital  expenditures. During 2007, the Company did not obtain cash through any source but benefited from expenses paid by outside parties in the amount of $134,000. The Company also has a long-term employment agreement with our President reduced approximately $142,000 per year. This agreement has been extended and renewed from time to time. The amount unpaid under this agreement is $759,000 at June30, 2008.

CriticalAccounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements.  In preparing our financial statementsin conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Revenue Recognition.  The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). Revenues from foreign theatrical,  home video,  television  and pay  television licensing  contracts are recognized when the film is available for exhibition by the licensee and when certain other  conditions aremet.  Revenues from domestic theatrical distribution of films are recognized as the films are exhibited.  All  revenues for the periods presented were derived from  foreign  distribution rights  and  continuing  ancillary revenues,  such as  foreign  income  from  soundtracks  or other  revenue  not previously accounted for (known as"residuals") relating thereto.

StockBased Compensation. We will accountfor employee stock-based compensation costs in accordance with Statement ofFinancial Accounting Standards ( SFAS ), No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants ofemployee stock options, to be recognized in our statements of operations based on their fair values.  We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at thedate of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life.  Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual resultscould differ from those estimates.

Deferred Tax Valuation Allowance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective taxbases.  Deferred tax assets and liabilities are measured using enacted taxrates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assetsand liabilities.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s OwnStock: We account for obligations andinstruments potentially to be settled in the Company s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial InstrumentsIndexed To, and Potentially Settled In a Company s Own Stock. Thisissue addresses the initial balance sheet classification and measurement ofcontracts that are indexed to, and potentially settled in, the Company's own stock.

Off-BalanceSheet Arrangements

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

ITEM9.  CHANGES  IN AND  DISAGREEMENTS  WITH ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None

ITEM9A(T).  CONTROLS AND PROCEDURES

EVALUATIONOF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed toensure that information required to be disclosed by our company is recorded,processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. John Foster, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Principal AccountingOfficer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As partof such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2008 due to the failure to file complete and timely reports with the Securities and Exchange Commission.  Management withthe assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

The term "internal control over financial reporting" is defined as aprocess designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions,and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability offinancial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'SANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internalcontrol over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assuranceof achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, evaluatedthe effectiveness of the Company's internal control over financial reporting asof June 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2008 due to thefollowing:

•	Company's disclosure controls and procedures were not effective as of June 30, 2008 due to the failure to file complete and timely reports with the Securities and Exchange Commission.

This Annual Report does not include an attestation report of the Company'sregistered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during theCompany's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur orthat all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events,and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	56	Director, Chairman of the Board and CEO/President
Dan Persson	70	Director
Stefan Drakelid	56	Director
Frank Saran	53	Director

Set forth below is information  regarding the business experience of thecurrent Directors and executive officers of the Company.

Mr. John Foster has been an independent financial consultant and analyst specializing in turnaround situations and management restructuring in specific industries including the entertainment and communications industry. He has extensive background in information systems and data processing, and worked asa consultant  and investment  advisor in  determining strategies of financing and investments  in  motion picture projects for investors, distributors and producers. Mr. Foster served asinterim President of the Company from January 2000  through June 2000, and was formally working in the position of President from that time. His contract was extended  and he is currently serving as Chairman,  President and CEO of the Company during the reported period.

Mr. Dan Persson holds an MBA in Economics from the Gothenburg School of Economics and has practiced as a Certified Public Accountant.

Mr. Stefan Drakelid  holds an LL.M. degree from the University of Lund,Sweden.  He has specialized in economics, taxation law and legal issuesrelating to entertainment since 1981, acting as consultant and co-partner/investor in Scandinavia, Great Britain and the United States. He is a founder of TNO Group.

Mr. Frank Saran received a BS degree in Business in 1979 from EasternIllinois  University.   He was previously with Merrill Lynch andsubsequently Shearson, Lehman.   He has been an investor in mediarelated companies and has known and worked  in various outside consultingand advisory capacities since 1990.

Compliance  with Section  16(a)of the  Securities  Exchange Act of 1934 Section 16(a) of theSecurities Exchange Act of 1934, as amended, requires the Company's officers and directors,  and persons who own more than 10% of a registered class ofthe Company's equity securities,  to file reports of ownership and changesin ownership  with the  Securities  and  Exchange Commission  (the  "Commission"). Officers, directors  and  greater  than 10%  stockholders are  required by the Commission's regulations to furnish the Company withcopies of all section 16(a) forms they file.  To the  Company's knowledge,  based solely on a review of the copies of reports furnished tothe Company during the fiscal year ended June 30, 2008,  the Company's  officers,  directors  and greater  than10%  stockholders did not comply with filing requirements under section16(a) except for disclosure provided in the Company’s 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only  compensated  executive  officer as of June 30, 2008.  Other  significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
John W. Foster, President/CEO	2007	*		--	--	--	--
	2008		$142,000

*Mr. Foster has waived salary from July 1, 2007 to December 31, 2007.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2008 or in 2007.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four quarters of fiscal2008 or fiscal 2007.

Director Compensation

The Company does not have any standard  arrangements pursuant to which directors of the Company are compensated  for services provided as a director. All directors are entitled to  reimbursement  for expenses  reasonably incurred in attending Board of Directors' meetings.  There  have  been no distributions of Stock to the Board Members as of the end of June 30, 2007 and the same period ending June 30, 2008.

Compensation Agreements, Termination of  Employment and Change-in-Control Arrangements:

As of July of  2001, Mr. Foster served as President and was voted as Chairman  and CEO by the  Board of Directors. He received a pay  increase to $14,700 per month and his contract  was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr.  Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of June 30, 2008, by each person known by the Company to be the beneficial owner of more than  5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares beneficially owned	Percentage of Class
John W. Foster	Director, President/CEO	2,000	Less than 1%

All Executive Officers & Directors - (4) - as a group

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)       Audit Fees:   The Company’s principal accountant has billed for Auditservices $9,500 for the Year ended 2007 and $9,500 for the Year ended 2008.

(2)       Audit Related Fees:  None

(3)       Tax Fees:  None

(4)       All Other Fees:  None

PARTIV

ITEM 15.  EXHIBITS

3.1 Articles of Incorporation, as amended through June 30, 1995  (1)
3.2  Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3  Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4  By-laws  (1)
4.1  Indenture  between Odyssey and Continental Stock Transfer andTrust Company ("Continental") dated as of July 15, 1987 (1)
4.2  Form of Supplemental Indenture between Continental and theCompany  (1)
4.3  Form of Common Stock Certificate  (1)
4.4  Form of options granted of officers, directors and 5%stockholders  (2)
4.5  Form of Warrant issued to purchasers  parties to the 1995Private Placement completed September 30, 1995  (5)
4.6  Form of 12% Unsecured  Promissory Note issued topurchasers  parties to the 1995 Private Placement completed September 30,1995   )5)
4.7  Form of Stock Option  Agreement by and between the Company andofficers and directors of the Company, for stock options issued in April1995  (5)
4.8  Form of Common  Stock  Purchase  Warrant by and between  the  Company  and officers, directors,  employeesand consultants of the Company for warrants issued during the fiscal year endedJune 30, 1996    (8)
4.9  Common Stock Purchase Warrant, dated March 6, 1996, between theCompany and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10 Common Stock Purchase Warrant, dated March 6, 1996, between the Companyand Lawrence I. Schneider   (7)
4.11 Common Stock Purchase Warrant, dated March 6, 1996, between the Companyand Ira N. Smith   (7)
4.12 Form of Common  Stock  Purchase  Warrant by and between  the  Company  and officers, directors,  employeesand consultants of the Company for warrants issued during the fiscal year endedJune 30, 1997  (9)
4.13 Preferred Stock Certificate, Series A, issued to Kinnevik MediaProperties, Ltd. in September, 1997  (10)

4.14 Convertible Note issued to Augustine Fund L.P. in July, 1998  (12)
4.15 Preferred Stock Certificate,  Series B, issued to Kimon, Inc. inSeptember, 1998  (10)
10.01 1989 Long Term Incentive Plan  (1)
10.02 Sub-Lease for office  premises at 16910 Dallas  Parkway, Suite104, Dallas Texas dated February 1, 2001   (8)
10.03 Settlement Agreement and Release between  Paramount Pictures  Corporation and Odyssey Distributors,  Ltd. (a wholly owned subsidiary of the Company),and Guarantee agreement of the Company, each datedas of September 26, 1996 (9)
10.04 Stock  Purchase  Agreement  between the  Company and  Flanders  Film S.A. relating to purchase  of minority stock  interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related  promissory  notes for $135,000 and $315,000, dated March2, 1998   (10)
10.05 Employment Agreement with Johan Schotte, dated March 2, 1998  (10)
10.31 Convertible Note issued to Augustine Fund, L.P. in July, 1998  (12)
10.32 Asset  Purchase  Agreement  between the Company andKimon  Mediaright KB,a Swedish limited partnership, dated July 14, 1998(10)
10.33 Employment Agreement with Pierre Koshakji, dated March 2, 1998  (11)
10.34 Employment Agreement with Ian Jessel, dated December, 1998  (13)
10.35 Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)
21.1 Subsidiaries of the Registrant  (3)
31.1 Officer's Certification Pursuant to Section 302 (14)
32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002  (14)

(1)  Incorporated herein by reference to the Company's Registration Statementon Form S-4, File No. 33-34627.
(2)  Incorporated herein by reference to the Company's RegistrationStatement on Form S-1, File No. 33-43371.
(3)  Incorporated  herein by reference to the Company's Current  Report on Form 8-K filed April 12, 1995, File No. 0-18954.
(4)  Incorporated  herein by reference to the Company's Current  Report on Form 8-K filed August 30, 1995, File No. 0-18954.
(5)  Incorporated  herein by reference to the  Company's Annual  Report on Form 10-K for the fiscal year ended June 30, 1995, FileNo. 0-18954.
(6)  Incorporated  herein by reference to the Company's QuarterlyReport on Form 10-Q for the quarter ended December 31, 1995, File No. 0-18954.
(7)  Incorporated  herein by reference to the Company's QuarterlyReport on Form 10-Q for the quarter ended March 31, 1996, File No. 0-18954.
(8)  Incorporated  herein by reference to the  Company's Annual  Report on Form 10-K for the Fiscal Year Ended June 30, 1996, FileNo. 0-18954.
(9)  Incorporated herein by reference to the Company's RegistrationStatement on Form S-1, File No. 333-20701.
(10) Incorporated  herein by reference to the  Company's Annual  Report on Form 10-K for the Fiscal Year Ended June 30, 1997, FileNo. 0-18954
(11) Incorporated herein by reference to Amendment No. 1 to the Company'sAnnual Report on Form 10-K for the  Fiscal  Year  Ended June 30,  1997,  File No. 0-18954
(12) Incorporated  herein by reference to the  Company's Annual  Report on Form 10-K for the Fiscal Year Ended June 30, 1998, FileNo. 0-18954
(13) Incorporated  herein by reference to the  Company's Annual  Report on Form 10-K for the Fiscal Year Ended June 30, 1999, FileNo. 0-18954
(14) Provided herewith.

FINANCIAL STATEMENTS

Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2008	June 30, 2007

Current Assets
Cash & cash equivalent's	$0	$0
Accounts receivable	0	0
Total current assets	0	0

Intangible assets, net	6,500	6,500

Total assets	$6,500	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$933,900	$1,240,100
Accounts payable-related parties	468,200	454,300
Accrued interest	1,281,100	1,090,100
Other accrued expenses	999,100	997,100
Legal settlements & judgments	1,532,100	1,335,000
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,243,400	1,356,600
Derivative liability	17,400	42,600
Total current liabilities	6,555,200	6,595,800

Related parties	156,100	156,100
Reserve for loss contingencies	150,000	303,800

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	994,700
Additional paid in capital	38,047,200	38,011,200
Accumulated deficit	(45,896,700)	(46,055,100)
Total Stockholders' Deficiency	(6,854,800)	(7,049,200)

Total Liabilities and Stockholders' Deficiency	$6,500	$6,500

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Year Ended June 30,
	2008	2007

Net Sales of services	$400,000
Costs Applicable to Sales & Revenue	(2,900)	0

Gross Profit	402,900	0

Selling, General & Administrative Expenses	278,500	409,200
Settlements, net	6,400	71,600
Derivative valuation charges	(25,200)	34,500
Total Operating Expenses	259,700	515,300
Income (Loss) Before Other Income & Income Taxes	143,200	(515,300)

Other Income (Expense)
Excess carrying value of renegotiated payables	282,800	0
Interest (Expense)	(267,600)	(487,500)
Income (Loss) Before Income Taxes	158,400	(1,002,800)

Income Taxes	0	0

Net Income(Loss) available to common shareholders	$158,400	$(1,002,800)

Basic and Diluted Net Loss Per Common Share	Nil	$(0.01)
Weighted Average Common Shares Outstanding (Basic)	99,471,482	92,107,098

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Cash Flows
	Year Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$158,400	$(1,002,800)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Discharge of debt	(384,700)	0
Expenses paid by affiliates	0	134,100
Beneficial conversion feature	0	212,000
Fair value of services provided without cost	36,000	0
Increase in contingency reserve	82,600	0
Change in value of derivatives	(25,200)	42,600
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	13,900	12,200
Accounts Payable & Other	184,400	548,600
Net cash used by operating activities	65,400	(53,300)

Cash Flows from Financing Activities:
Loan Proceeds	11,000	53,300
Repayment of Long Term Debt	(37,000)	0
Payments made on settlements & judgments	(39,400)
Net cash used by financing activities	(65,400)	53,300

Net Change In Cash	0	0
Cash-Beginning	0	0
Cash-Ending	$0	$0

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2005	85,471,482	$854,700	$37,680,200	$(44,509,900)	$(5,975,000)
Net Loss				(542,400)	(542,400)
Balance at June 30, 2006	85,471,482	$854,700	$37,680,200	$(45,052,300)	$(6,517,400)
Stock issued to Redcliffe upon conversion of debt	14,000,000	140,000	0		140,000
Impact of beneficial conversion feature			212,000		212,000
Lapsed derivatives			119,000		119,000
Net Loss				(1,002,800)	(1,002,800)
Balance at June 30, 2007	99,471,482	$994,700	$38,011,200	$(46,055,100)	$(7,049,200)
Fair value of services provided without cost			36,000		36,000
Net Income				158,400	158,400
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies

June 30, 2008

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

Property and Equipment  New property and equipment are recordedat cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciationis computed using the straight-line method over the estimated useful lives ofthe assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takesplace.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events orchanges in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management tomake estimates of these cash flows related to long-lived assets, as well asother fair value determinations.

Stock Based Compensation: Stock-based awardsto non-employees are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plansunder the recognition and measurement principles of Accounting Principles Board(“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the “modified prospective” method, which results in norestatement of prior period amounts. Under this method, the provisions of SFAS123(R) apply to all awards granted or modified after the date of adoption. Inaddition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting therefore no charge is required for the years ended June 30, 2008 or 2007. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash in flow. In addition, SFAS 123(R) required a modification to the Company’scalculation of the dilutive effect of stock option awards on earnings pershare. For companies that adopt SFAS 123(R) using the “modified prospective”method, disclosure of pro forma information for periods prior to adoption mustcontinue to be made.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s OwnStock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for DerivativeFinancial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed hereinare based upon certain market assumptions and pertinent information available to management as of June 30 2007. The respective carrying value of certainon-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Revenue Recognition: We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our convertible debt. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss pershare, as inclusion would be anti-dilutive for the periods presented.

Income Taxes: We must make certain estimatesand judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain taxassets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No.109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred taxassets if realization of such assets is more likely than not to occur.Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from netoperating loss, or NOL, carryforwards. We have determined it more likely thannot that these timing differences will not materialize and have provided avaluation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred taxasset and its related valuation allowance. If our assessment of the deferredtax assets or the corresponding valuation allowance were to change, we wouldrecord the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix ofincome or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other taxjurisdictions based on our estimate of whether, and to the extent to which,additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a taxbenefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less thanwe expect the ultimate assessment to be.

The Company accounts for income taxes in accordance with Statement of Financial AccountingStandards No. 109, "Accounting for Income Taxes," ("SFAS109") which requires recognition of estimated income taxes payable orrefundable on income tax returns for the current year and for the estimatedfuture tax effect attributable to temporary differences and carry-forwards.Measurement of deferred income tax is based on enacted tax laws including taxrates, with the measurement of deferred income tax assets being reduced byavailable tax benefits not expected to be realized.

UncertainTax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Companyon July 1, 2007.  FIN No. 48 addresses the determination of whethertax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements

Contingent Liabilities

We are subject to lawsuits, investigations and other claims related to operations, securities, product, taxing authorities and othermatters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.

A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk ofloss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.

Our contingent liabilities contain uncertainties because the eventual outcome will result from future events, and determination of current reserves requires estimates and judgments related to future changes in facts and circumstances, differing interpretations of the law and assessments of the amount of damages or fees, and the effectiveness of strategies or other factors beyond our control.

We have not made any material changes in the accounting methodology used to establish our contingent liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood there will be a material change in theestimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we maybe exposed to gains or losses that could be material.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fairvalue to measure assets and liabilities. It also responds to investors’requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fairvalue, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations andfinancial condition and are not yet in a position to determine such effects.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and itseffects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interimperiods within those fiscal years, beginning on or after December 15,2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, theFASB issued SFAS No. 162, “The Hierarchy of Generally Accepted AccountingPrinciples.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company AccountingOversight Board amendments to AU Section 411, The Meaning of Present Fairlyin Conformity With Generally Accepted Accounting Principles. Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Managementdoes not anticipate that the adoption of these standards will have a materialimpact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

1.  Notes and LoansPayable:

During 2008, the Companyreceived several loans for overhead  expenses  from a seriesof  private lenders,  totaling $11,000. These loans all were made ona short-term 8% interest-bearing basis.

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

In accordance SFASNo. 133, we evaluate that the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premiumoption (if applicable), and the redemption option (collectively, the debtfeatures) contained in the terms governing the Notes to determine whether theyare or are not clearly and closely related to the characteristics of the note. Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for anyscope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

The note is convertible at the option of the holder at any time and from time to time into Common Stock ofthe Company at an initial conversion price of $0.01 per share, subject to standard anti-dilution adjustments..

Material Events that wouldcause default under the Notes include:

•	failure to pay principal when due;
•	failure to pay any interest, late fees
•	failure to perform other covenants under the note that is not cured by thirty-five days after notice;
•	any representation or warranty under the financing documents that is untrue or incorrect in any material respect;
•	certain events such as bankruptcy or assignment for the benefit of creditors of the Company or any of its subsidiaries;
•	the Company becoming party to a change of control transaction;

The 2,000,000 warrants permit the purchasers to purchase 2,000,000 shares of common stock at aninitial exercise price of $0.06 per share and are exercisable from January, 2007 until January, 2010. They contain standard anti-dilution provisions similar to the convertible debt.

The values ascribed to thenote, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock  ;SFAS No. 150,  Accounting for Certain Financial Instruments withCharacteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of IssueNo. 98-5 to Certain Convertible Instruments  .

In accordance with the FASBEmerging Issues Task Force ("EITF") Issue No. 98-5"Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF IssueNo. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," we determined that the convertible note contains an embedded beneficial conversion feature resulting in a discount to the carrying amount of the note equal to:

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

The Company used theBlack-Scholes option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value ofthe Company's common stock, the estimated volatility of the Company's commonstock, the exercise price of the warrants and the risk free interest rate. Thekey inputs for the valuation analysis in January, 2007 were a volatility of 100%, common stock value of $0.02 and a risk free interest rate of 4.4%. Inaccordance with EITF 98-5, the Company recorded the warrants as a debt discountand a derivative liability for their relative fair value of $8,048.

The note was considered tohave an embedded beneficial conversion feature because the effective conversionprice was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the debt between the warrants and the debt based on relative fair values which amounted to $ 8,048 and $211,952 respectively. The beneficial conversion feature of $211,952 was recorded separately based on the intrinsic value method per EITF 98-5. The intrinsic value of the beneficial conversion feature exceeds the proceeds allocable to the convertible debt therefore, the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocable to the convertible debt.

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

We have acurrent operating loss carry-forward of $ 41,470,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

3.  Commitments:

Leases

The Company leases its office space on a month-to-month basis. Rent expense was $17,800 and $30,100 for the years ended June 30, 2008 and 2007 respectively. Rent expenseis recognized on a straight-line basis over the respective lease terms

EmploymentAgreements

As of July of  2001,  Mr.  Foster served as President  and was voted as  Chairman and CEO by the  Board of Directors.  He received a pay increase to $14,700  per month and his  contract  was  extended through June 30, 2002,with a 5% increase beginning July 1, 2002 through to June 30,  2003 andeach year thereafter.   From the years, 2004 through 2006,  Mr. Foster's salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007. Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expensed by the Company. Beginning January 2008.  Mr. Foster’s salary was readjusted at a rate of  $6,850 monthly, and then again adjusted in July of 2008 to $9,850 monthly. He alsoreceives a medical and life insurance allowance.

Settlements & Judgments

Material Items are as follows:

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matterhad been negotiated prior to November 2001 for payment of a sum certain overtime. The Company failed to perform and a judgment of $369,160 was entered bystipulation on May 13, 2004. Seethe “Subsequent Event” footnote below for additional developments.  See the “Subsequent Event” footnotebelow for additional developments.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matterhad been negotiated prior to 2003 for payment of a sum certain over time. The Companyfailed to perform and a judgment of $229,875 was entered by stipulation onApril 11, 2003.  See the “Subsequent Event” footnote belowfor additional developments.

Muller-Smith v. Odyssey Pictures Corp. A lawsuit was filled forindemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  Ajudgment was entered against Odyssey in the amount of $360,000. Subsequentlyattorney’s fees of $85,000 were granted resulting in an aggregate of $445,000due. See the “Subsequent Event” footnote below for additionaldevelopments.

In August of 2003. the Company received notice of a federal tax lien being filedin the amount of $27,210 for non-payment of federal payroll tax deposits.  TheCompany has filed an appeal to the lien and notice and is expected to fully payany and all amounts owning as soon as funds become available.  Seethe “Subsequent Event” footnote below for additional developments.

On March 22, 2005 a judgment was enteredagainst the Company in favor of Distinct Web Creations, Inc. and Denise K.Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50 in the Circuit Court in Volusia County, Florida.  On April 25,2006, a judgment was entered in favor of the Carlton Fields law firm in the amountof $21,848.12 in the Circuit Court in and for Hillsborough County, Florida forlegal services in representing the Company in the Distinct Web Creations, Inc.matter.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 28, 2007. As of the date of this filing the Company has not madepayment under this settlement agreement.

In 2003 the holders of  convertible promissory notes (LaJolla), and certain Directors individually (but for the benefit of theCompany) entered into a put and call agreement whereby the Directors agreed toacquire any or all shares acquired by LaJolla upon the conversion of theunderlying debt at a price then to be determined based upon a stipulated formula.  Based upon defaults inthis put and call agreement LaJolla brought suit against the individual Directors and obtained a judgment against the individual directors, whichjudgment was later paid.   In2007 LaJolla filed an action in the Superior Court of the State of California,County of San Diego upon defaults of subsequent put and call agreements whichwere entered into based upon subsequent advances. The parties, including theCompany, entered into a  Settlement Agreement on these subsequent claims and Mutual Release dated April 3, 2008whereby all claims between the parties including the judgment and the convertible promissory notes would be settled and the parties released upon thepayment of $236,470 to LaJolla. The payments are to be made in six equal installments commencing April 30, 2008. The 2,500,000 shares of the Company ‘s stock obtained by LaJolla werereturned and cancelled.  As of June25, 2009, five payments have been made as scheduled.

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

Currently two such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts oflosses and related legal expenses. Judgments that have been finalized and awarded are reclassified to “Judgments and settlements” on the balance sheet.We settled a dispute with La Jolla in 2008 for $236,000 and have reclassified this amount from our current reserve estimate.

Discharge of Debt

In 2008 we wrote off certain accounts payable in which no attempts at collection had been made or which we haddetermined were barred from collection by the Texas statute of limitations. Wealso negotiated revised amounts and term on several other trade payables. The amounts totaled $99,600 and $21,800 respectively. In 2008 we also recognized a judgment of $49,400 that exceeded the debt and accrued interest carrying valueby $102,200.  The $102,200 was reflected in the statement of operations as a reduction in settlements expense.

4.  Stockholders' Equity:

        Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1share/1 vote basis.

During the year ended June 30, 2007 we issued 14,000,000 shares of our common stock up on the conversion of $140,000 of convertible notes payable.

5.  Stock Options andWarrants:

Summary of Warrant Activity

The convertible Notes wereissued with 2,000,000 detachable warrants. Exercise prices are $0.011 and expired three years from the date of issuance. We evaluate and account for suchsecurities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, theexercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2007 were a volatility of 164%,common stock value of $0.02 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2007	4.4%	0.0%	164.0%	36-48 mos.
2008	4.4%	0.0%	164.0%	36-48 mos.

The following table provides summary information on thevarious warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Options outstanding at June 30, 2006	731,770	$0.32
Granted	2,670,480	$0.00
Exercised	0	$0.00
Lapsed	(25,000)	$0.10
Options outstanding at June 30, 2007	3,377,250	$0.24	2.3	$0
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(206,770)	$0.75
Options outstanding at June 30, 2008	3,170,480	$0.21	1.4	$0
Options exercisable at June 30, 2008	3,170,480	$0.21	1.4	$0

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$0.01-$ 0.50	2,670,480	$0.05	18.7	2,670,480	$0.05
$0.51-$ 1.00	500,000	$1.06	7.8	500,000	$1.06
Total Shares	3,170,480			3,170,480

Equity Instruments Classified as Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19")and EITF No. 05-2 "The Meaning of ‘Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2").  SFAS No.133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholesoption-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. These assumptions require significant management judgment.

At June 30, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under the options/warrants were in excess of authorized shares on a fully diluted basis (the “Excess Options”).  The Company classified the fair value, calculated usingthe Black-Scholes model, of these Excess Options totaling $17,400 as aliability on the balance sheet at June 30, 2008.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2008 were avolatility of 164%, common stock value of $0.01 and a risk free interest rateof 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6.  Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $624,300 and $610,400 at June 30, 2008 and 2007 respectively.

7.  Results of Operations and Management's Plans:

The Company's continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with  positive  cash  flows and must continue to obtain financing adequate to meet its ongoing operation requirements. The Company's operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company's principal office is located in Plano, Texas and as of June 30, 2008, the Company had two full-time employees,  consisting of Mr. Foster, the CEO, President, an administrative secretary. The Company also hires on occasion, several professionals in sales on a contractand commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis. One Director, Mr. Saran, assists from time to time when needed at no compensation. The Company also participates in various "intern programs" which may be available from local colleges where additional part-time students may be available for minimal cost or exchange for college credit.

8.  Subsequent Events:

Regarding the N. Norman Mullerand Thomas Smith v. Odyssey Pictures matter pending in the 189th Judicial District Court of Harris County,  Texas as Cause No. 2003-27544 which domesticated a California judgment  in Texas,  the parties have settled pursuant to the terms of a  confidential settlement agreement anda  final payment has been made  pursuant to that confidential settlement agreement and that as a  consequence, any and all claims between Odyssey and Plaintiffs are deemed fully resolved and settled and the Judgment debt as to Odyssey  is deemed satisfied and discharged.

In 2003 the holders of $250,000 in convertible promissory notes (LaJolla), and certainDirectors individually (but for the benefit of the Company) entered into a putand call agreement whereby the Directors agreed to acquire any or all shares acquired by LaJolla upon the conversion of the underlying debt at a price thento be determined based upon a stipulated formula.  Based upon defaults in this put and call agreement LaJollabrought suit against the individual Directors and in 2007 obtained a judgment in the Superior Court of the State of California, County of San Diego. The parties, including the Company, entered into a subsequent Settlement Agreement and Mutual Release dated April 3, 2008 whereby all claims between the parties including the judgment and the convertible promissory notes would be settledand the parties released upon the payment of $236,470 to LaJolla. The payments are to be made in six equal installments commencing April 30, 2008.  The 2,500,000 shares of the Company’sstock obtained by LaJolla were returned and cancelled.  As of June 30, 2009, five payments have been made according to schedule with one final payment remaining due July 31,2009.

The company satisfied outstanding judgment debt to the following parties from the period ofJuly 1, 2007 through to June 30, 2008 and additionally as subsequent events:

Ian Jessel,as noted herein under legal proceedings, wherein the parties of Jessel and Odyssey have settled pursuant to the terms of a confidential settlement agreement and any and all claims between Odyssey and Jessel are deemed fully resolved and settled with regard to the judgment which is effectively to befully discharged upon the final payment having been made. As of June 30, 2009,payments have been made according to schedule with the final payment to be madeAugust 30, 2009.

Dennis Morgan, as noted herein under legal proceedings, wherein the parties of Morgan and Odyssey have settled pursuant to the terms of a confidential settlement agreement and any and all claims between Odyssey and Morgan are deemed fully resolved and settled with regard to the judgment which is effectively to befully discharged upon final payment having been made. As of June 30, 2009,payments have been made according to schedule with the final payment to be madeAugust 30, 2009.

St. Ives Inc. and St. Ives Holdings LLC had obtained a judgment against Odyssey, JohnFoster and an affiliate in 2005 for a debt totaling under $50,000. The Partieshave settled pursuant to the terms of a settlement agreement in which allclaims between the Parties have been fully dismiss to and settled and thejudgment is to be discharged upon final payment, inclusive of the return of shares of common stock which was issued to St. Ives in consideration for prior loans in 2003, resulting in the new issue of 200,000 shares of common stock to St. Ives, according to terms of the settlement. All claims were settled in full as of April 30, 2009.

Robert Ferraro, as earlier noted in Odyssey's disclosures under legal proceedings,wherein the parties of Ferraro and Odyssey have settled pursuant to the termsof the settlement agreement which was paid, fully released, and discharged. Full satisfaction and release was filed January 2, 2009.

Open accounts payable to Carl Smith Ball, LLP which was in excess of $360,000 was settled upon with Odyssey being fully released from liability. The settlement was paid in full on April 30, 2009 with no further obligation on Odyssey's part.

The Company completed its cancellation of 41,840,469 shares of its common stock as the result of an earlier reported repurchase in January,2009.

To fulfill a convertible obligation, the Company issued 8 million shares of its common stock to a private investor. In exchange for a reduction of $80,000 in liability as of June 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLICACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2008 and 2007 and the related statements of operations, stockholders' deficiency andcash flows for the years then ended. The financial statements are the responsibilityof the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2008 and 2007 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has incurred a loss from operations and has a $6.5 million working capital deficiency  The Company may not have adequate readily available resources to fund operations through June 30, 2009. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

July 15 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

SIGNATURES

Pursuantto the  requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,  the  Registrant  has duly caused  this report to be signed on its behalf by the undersigned,thereunto duly authorized.

ODYSSEYPICTURES CORPORATION

Dated: July 15, 2009

by:  /s/ John W.Foster
John W. Foster,
President

Pursuant to the  requirements  of the  Securities  Exchange Act of  1934,  the following  persons on behalf of the Registrant and in the capacities and on the dates indicated have signed thisreport below.

by:  /s/ John W.Foster
John W. Foster,
CEO, Chairman and President