Form 10-Q
period 2008-09-30
ODYSSEY PICTURES CORP
filed 2009-08-28
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2008

[_]  TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954
Commission file number

ODYSSEY PICTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075
(Address of principal executive office)

(972) 867-0055
(Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [_] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]            Accelerated filer [_]          Non-accelerated filer [_] (Do not check if a smaller reporting company)
Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common  Stock,  par value  $.01 per share 99,471,482 outstanding  shares as of September 30, 2008.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of September 30, 2008 and June 30, 2008
            Statements of Operations for the Three Month Periods  Ended September 30 2007 and 2008
            Statements of Cash Flows for the Three Month Periods  Ended September 30 2007 and 2008
            Notes to Interim Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders

Item 6. Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Sept 30, 2008	June 30, 2008
	(unaudited)

Current Assets
Cash & cash equivalent's	$52,500	$0
Accounts receivable	0	0
Total current assets	52,500	0

Intangible assets, net	6,500	6,500

Total assets	$59,000	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$847,500	$933,900
Accounts payable-related parties	461,600	468,200
Accrued interest	1,348,500	1,281,100
Other accrued expenses	992,500	999,100
Legal settlements & judgments	1,478,400	1,532,100
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,236,400	1,243,400
Derivative liability	17,400	17,400
Total current liabilities	6,462,300	6,555,200

Related parties	156,100	156,100
Reserve for loss contingencies	150,000	150,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
99,471,482 issued & outstanding	994,700	994,700
Additional paid in capital	38,047,200	38,047,200
Accumulated deficit	(45,751,300)	(45,896,700)
Total Stockholders' Deficiency	(6,709,400)	(6,854,800)

Total Liabilities and Stockholders' Deficiency	$59,000	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,
	2008	2007

Net Sales of services	$327,600
Costs Applicable to Sales & Revenue	0	0

Gross Profit	327,600	0

Selling, General & Administrative Expenses	166,300	32,500
Settlements, net	10,900	3,200
Derivative valuation charges	0	(31,900)
Total Operating Expenses	177,200	3,800
Income (Loss) Before Other Income & Income Taxes	150,400	(3,800)

Other Income (Expense)
Excess carrying value of renegotiated payables	62,500	0
Interest (Expense)	(67,500)	(66,900)
Income (Loss) Before Income Taxes	145,400	(70,700)

Income Taxes	0	0

Net Income(Loss) available to common shareholders	$145,400	$(70,700)

Basic and Diluted Net Loss Per Common Share	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	99,471,482	99,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)
	Three Months Ended Sept 30,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$145,400	$(70,700)
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(62,500)	0
Fair value of services provided without cost	0	18,000
Change in value of derivatives	0	(31,900)
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	(6,600)	14,300
Accounts Payable & Other	31,600	65,300
Net cash used by operating activities	107,900	(5,000)

Cash Flows from Financing Activities:
Loan Proceeds	0	5,000
Repayment of Long Term Debt	(7,000)	0
Payments made on settlements & judgments	(48,400)	0
Net cash used by financing activities	(55,402)	5,000

Net Change In Cash	52,500	0
Cash-Beginning	0	0
Cash-Ending	$52,500	$0

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.             Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2008 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

At September 30, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under two option/warrant agreements were in excess of authorized shares on a fully diluted basis (the “Excess Options”).  The Company classified the fair value of these Excess Options, valued at $17,400, as a liability on the balance sheet.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at September 30, 2008 were a volatility of 163%, common stock value of $0.007 and a risk free interest rate of 4.4%.

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

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $617,700 at September 30, 2008.

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

Overview and Financial Condition

During the three months ended September 30, 2008, the Company realized some revenues from the sale of branding and image design products.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for nine months ended March 31, 2008 and 2007

The Company had  revenues for the three months ended September 30, 2008 of $327,600 up from $0 for the same period ended September 30, 2007.  During the  three months ended September 30, 2008, the Company  derived revenues from the sale of branding and image design products.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $166,300 for the  three month period ended September 30, 2008, down from $32,500 for the comparable period in 2007.   The valuation of derivatives at September 30, 2008 resulted in a $0 credit to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Loss per share remains nil in  three months ended September 30, 2008 and for the same period the prior year.  We did not issue any shares during the three months ended September 30, 2008.

As of September 30, 2008, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $145,400 in cash from revenues for the three months ended September 30, 2008 compared with a negative $70,700 for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Derivatives:

At September 30, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants were in excess of authorized shares on a fully diluted basis thereby precluding equity treatment under FAS 333 and EITF 00-19. SFAS No. 133 requires every derivative instrument to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.

The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $17,400 as a liability on the balance sheet at September 30, 2008.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $327,600 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.  This matter has been settled subsequent to the reported period and the Company has been making payments against a settlement agreement.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003.  This matter was settled subsequent to the reported period.

The "Muller & Smith Case".  A lawsuit was filed for indemnification and reimbursement of legal fees regarding the Pfannebecker Case.  A judgment was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.  This matter has been settled subsequent to the reported period.

Lawsuit - Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V.  Complaint filed April 30,  2001, New York Supreme Court, New York County, for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement.  Odyssey had offered a settlement on behalf of the remaining defendants.  No response has been made from the  Plaintiff on this matter as of the close of business on September 30, 2008.

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