Form 10-Q
period 2008-12-31
ODYSSEY PICTURES CORP
filed 2009-09-04
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954
Commission file number

ODYSSEY PICTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075
(Address of principal executive office)

(972) 867-0055
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share 57,631,013 outstanding  shares as of December 31, 2008.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of December 31, 2008 and June 30, 2008	3
	Statements of Operations for the Three Month Periods Ended December 31, 2007 and 2008 and Statement of Operations for the Six Month Periods Ended December 31, 2007 and 2008	4
	Statements of Cash Flows for the Six Month Periods Ended December 31, 2007 and 2008	5
	Statement of Stockholders’ Deficiency for the period ended December 31, 2008	6
	Notes to Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	9
		9
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11
Signatures		12

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec 31, 2008	June 30, 2008
	(unaudited)

Current Assets
Cash & cash equivalent's	$67,400	$0
Accounts receivable	0	0
Total current assets	67,400	0

Intangible assets, net	6,500	6,500

Total assets	$73,900	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$833,900	$933,900
Accounts payable-related parties	410,200	468,200
Accrued interest	1,394,500	1,281,100
Other accrued expenses	999,200	999,100
Legal settlements & judgments	1,450,000	1,532,100
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,203,400	1,243,400
Derivative liability	0	17,400
Total current liabilities	6,371,200	6,555,200

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	150,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
57,631,013 issued & outstanding (99,471,482 in June)	576,300	994,700
Additional paid in capital	38,478,000	38,047,200
Accumulated deficit	(45,617,700)	(45,896,700)
Total Stockholders' Deficiency	(6,563,400)	(6,854,800)

Total Liabilities and Stockholders' Deficiency	$73,900	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended Dec 31,		Six Months Ended Dec 31,
	2008	2007	2008	2007

Net Sales of services	$371,900	$0	$699,500	$0
Costs Applicable to Sales & Revenue	32,500	0	77,500	0

Gross Profit	339,400	0	622,000	0

Selling, General & Administrative Expenses	149,500	32,300	270,800	64,800
Settlements, net	35,900	7,900	46,800	11,100
Derivative valuation charges	0	6,700	0	(25,200)
Total Operating Expenses	185,400	46,900	317,600	50,700
Income (Loss) Before Other Income & Income Taxes	154,000	(46,900)	304,400	(50,700)

Other Income (Expense)
Excess carrying value of renegotiated payables	27,000	0	89,500	0
Interest (Expense)	(47,500)	(66,700)	(115,000)	(133,600)
Income (Loss) Before Income Taxes	133,500	(113,600)	278,900	(184,300)

Income Taxes	0	0	0	0

Net Income(Loss) available to common shareholders	$133,500	$(113,600)	$278,900	$(184,300)

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	99,688,873	99,471,482	99,580,178	99,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Six Months Ended Dec 31,
	2008	2007

Cash Flows from Operating Activities:
Net Income	$278,900	$(184,300)
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(89,500)	0
Fair value of services provided without cost	0	36,000
Change in value of derivatives	0	(25,200)
Changes in Operating Assets & Liabilities:
Increase in payables to affiliates	(58,000)	14,300
Accounts Payable & Other	72,800	150,200
Net cash generated by operating activities	204,200	(9,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	125,000	0
Acquisition of treasury stock	(105,000)
Loan proceeds	0	9,000
Payments made on long term debt	(40,000)	0
Payments made on settlements & judgments	(116,800)	0
Net cash used by financing activities	(136,800)	9,000

Net Change In Cash	67,400	0
Cash-Beginning	0	0
Cash-Ending	$67,400	$0

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)

	Stockholders' Deficiency
	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2007	99,471,482	$994,700	$38,011,200	$(46,055,100)	$(7,049,200)
Fair value of services provided without cost			36,000		36,000
Net Loss				158,400	158,400
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(2,500,000)	(25,000)	0		(25,000)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Net Loss				278,900	278,900
Balance at December 31, 2008	57,631,013	$576,300	$38,478,000	$(45,617,800)	$(6,563,500)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2008 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.	Purchase and Constructive Retirement of Treasury Stock

For the period ending December 31, 2008, the company recorded the repurchase of shares pursuant to a conversion of debt in 2004. The repurchase consisted of several certificates which totaled 41,840,469 common shares of the company stock. The shares were simultaneously retired by the company upon the final payment being rendered and further as indicated in the company's 8-K filing dated January 20, 2009.

The company also recorded the surrender of shares for the period ending December 31, 2008 pursuant to that certain settlement agreement with La Jolla Cove Investors, Inc. as entered into on April 3, 2008 and as earlier reported. In compliance with that settlement agreement, an earlier issued certificate of 2,500,000 common shares was returned to the company and promptly retired by the company. This event was noted in the company's 8-K filing dated January 20, 2009.

4.	Related Party Transactions not Disclosed Elsewhere

Fair value of services: The President provided, without cost to the Company, his services, valued at $6,000 per month which totaled $36,000 for the interim period ended December 31, 2007. This was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $566,300 at December 31, 2008.

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

Overview and Financial Condition

During the six months ended December 31, 2008, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the six months ended December 31, 2008 and 2007

The Company had  revenues for the six months ended December 31, 2008 of $699,500 up from $0 for the same period ended December 31, 2007.  During the six months ended December 31, 2008, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $270,800 for the six month period ended December 31, 2008, up from $64,800 for the comparable period in 2007. The valuation of derivatives at December 31, 2008 resulted in a $0 credit to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Net Income  per common share remains nil in six months ended December 31, 2008 and for the same period the prior year.

As of December 31, 2008, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $204,200 in cash from operating activities for the six months ended December 31, 2008 compared with $(9,000)  for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities:

During the period the Company entered into a transaction with Future Vision Consulting, S.A. of Luxembourg for the purchase of 2,500,000 shares of the Company’s common stock for $125,000 which was paid in cash.   Stefan Drakelid,   a member of the Company’s Board of Directors is a principal of Future Vision Consulting, S.A.   The shares were delivered and reported after the end of the period covered by this report. We repurchased 41,840,469 shares of common stock for $105,000 and paid $156,000 towards our outstanding debt obligations and judgments. These payments resulted in a net outflow of $136,000 in our financing activities. We expect to continue this trend in the future as we renegotiate our obligations and apply resources to reduce or eliminate such items.

Derivatives:

At December 31, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants that were formerly in excess of authorized shares on a fully diluted basis no longer required derivative accounting treatment due to the purchase and retirement of 41,840,469 common shares. Accordingly, the value of $17,400 was reclassified to permanent equity.

Commitments and Capital Expenditures

 The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $699,500 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s  corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the date of this report.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.   The Company has been making payments against this obligation.

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

ITEM 1A.  Risk Factors

Not required for smaller reporting companies.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the period the Company entered into a transaction with Future Vision Consulting, S.A. of Luxembourg for the purchase of 2,500,000 shares of the Company’s common stock for $125,000  which was paid in cash.   Stefan Drakelid,   a member of the Company’s Board of Directors is a principal of Future Vision Consulting, S.A.   The shares were delivered and reported after the end of the period covered by this report.

For the period ending December 31, 2008, the company recorded the repurchase of shares originally issued pursuant to a conversion of debt in 2004. The repurchase price was $105,000 and consisted of several certificates held by individuals which totaled 41,840,469 common shares of the company stock. The shares were simultaneously retired by the company upon the final payment being rendered and further as indicated in the company's 8-K filing dated January 20, 2009.

The company also recorded the surrender of shares for the period ending December 31, 2008 pursuant to that certain settlement agreement with La Jolla Cove Investors, Inc. as entered into on April 3, 2008 and as earlier reported. In compliance with that settlement agreement, an earlier issued certificate of 2,500,000 common shares was returned to the company and promptly retired by the company. This event was noted in the company's 8-K filing dated January 20, 2009.

ITEM 3. Defaults Upon Senior Securities

               None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending December 31, 2008.

ITEM 5. Other Information

None.

 ITEM 6. Exhibits

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/  John W. Foster

John W. Foster
Chairman and CEO