Form 10-Q
period 2009-03-31
ODYSSEY PICTURES CORP
filed 2009-09-22
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to _________

0-18954

Commission file number

ODYSSEY PICTURES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E,  Plano, TX 75075

(Address of principal executive office)

(972) 867-0055

(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the  Registrant was required to file such  reports), and (2) has been subject to the filing requirement for at least the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 57,631,013 outstanding  shares as of March 31, 2009.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of March 31, 2009 and June 30, 2008	3
	Statements of Operations for the Three Month Periods Ended March 31, 2008 and 2009 and Statement of Operations for the Nine Month Periods Ended March 31, 2008 and 2009	4
	Statements of Cash Flows for the Nine Month Periods Ended March 31, 2008 and 2009	5
	Statement of Stockholders’ Deficiency for the period ended March 31, 2009	6
	Notes to Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

Signatures		12

Item 1. Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2009	June 30, 2008
	(unaudited)

Current Assets
Cash & cash equivalent's	$23,600	$0
Accounts receivable	0	0
Total current assets	23,600	0

Intangible assets, net	6,500	6,500

Total assets	$30,100	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$825,100	$933,900
Accounts payable-related parties	401,400	468,200
Accrued interest	1,059,100	1,281,100
Other accrued expenses	995,100	999,100
Legal settlements & judgments	472,700	1,532,100
Convertible Debt obligations	80,000	80,000
Debt obligations in default	1,201,400	1,243,400
Derivative liability	0	17,400
Deferred income	340,000	0
Total current liabilities	5,374,800	6,555,200

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	150,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
57,631,013 issued & outstanding (99,471,482 in June)	576,300	994,700
Additional paid in capital	38,478,000	38,047,200
Accumulated deficit	(44,665,100)	(45,896,700)
Total Stockholders' Deficiency	(5,610,800)	(6,854,800)

Total Liabilities and Stockholders' Deficiency	$30,100	$6,500

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Net Sales of services	$225,500	$200,000	$925,000	$200,000
Costs Applicable to Sales & Revenue	177,100	22,800	254,600	22,800

Gross Profit	48,400	177,200	670,400	177,200

Selling, General & Administrative Expenses	8,400	127,400	279,200	192,200
Settlements, net	34,900	700	81,700	11,800
Derivative valuation charges	0	0	0	(25,200)
Total Operating Expenses	43,300	128,100	360,900	178,800
Income (Loss) Before Other Income & Income Taxes	5,100	49,100	309,500	(1,600)

Other Income (Expense)
Excess carrying value of renegotiated payables	981,000	0	1,070,500	0
Interest (Expense)	(33,400)	(66,500)	(148,400)	(200,100)
Income (Loss) Before Income Taxes	952,700	(17,400)	1,231,600	(201,700)

Income Taxes	0	0	0	0

Net Income(Loss) available to common shareholders	$952,700	$(17,400)	$1,231,600	$(201,700)

Basic and Diluted Net Income Per Common Share	$0.02	Nil	$0.01	Nil
Weighted Average Common Shares Outstanding (Basic)	57,613,013	99,471,482	85,801,255	99,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)
	Nine Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$1,231,600	$(184,300)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Excess carrying value of renegotiated payables	(1,070,500)	0
Fair value of services provided without cost	0	36,000
Change in value of derivatives	0	(25,200)
Changes in Operating Assets & Liabilities:
Increase in deferred income	340,000	0
Increase in payables to affiliates	(66,800)	14,300
Accounts Payable & Other	95,000	150,200
Net cash generated by operating activities	529,300	(9,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	125,000	0
Acquisition of treasury stock	(105,000)
Loan proceeds	0	9,000
Payments made on long term debt	(42,000)	0
Payments made on settlements & judgments	(483,700)	0
Net cash used by financing activities	(505,700)	9,000

Net Change In Cash	23,600	0
Cash-Beginning	0	0
Cash-Ending	$23,600	$0

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2007	99,471,482	$994,700	$38,011,200	$(46,055,100)	$(7,049,200)
Fair value of services provided without cost			36,000		36,000
Net Loss				158,400	158,400
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(2,500,000)	(25,000)	0		(25,000)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Net Loss				1,231,600	1,231,600
Balance at March 31, 2009	57,631,013	$576,300	$38,478,000	$(44,665,100)	$(5,610,800)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2008Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

2.	Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

3.	Purchase and Constructive Retirement of Treasury Stock

For the period ending March 31, 2009, the company recorded the repurchase of shares pursuant to a conversion of debt in 2004. The repurchase consisted of several certificates which totaled 41,840,469 common shares of the company stock. The shares were simultaneously retired by the company upon the final payment being rendered and further as indicated in the company's 8-K filing dated January 20, 2009.

The company also recorded the surrender of shares for the period ending March 31, 2009 pursuant to that certain settlement agreement with La Jolla Cove Investors, Inc. as entered into on April 3, 2008 and as earlier reported. In compliance with that settlement agreement, an earlier issued certificate of 2,500,000 common shares was returned to the company and promptly retired by the company. This event was noted in the company's 8-K filing dated January 20, 2009.

4.	Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $900,000 through March 31, 2009 and represented 97% of all revenue through that interim period.

5.	Forgiveness of Debt:

The company settled obligations to five unrelated parties during the interim period ended March 31, 2009. The debt was settled for $644,000 less than the carrying value. In conjunction with the settled debt approximately $370,000 of accrued interest was waived.  We also received and cancelled 2.5 million shares of common stock valued at $25,000 as part of the La Jolla settlement agreement reached in 2008. These transactions increased earnings per share by $0.02 and $0.01 for the three and nine month periods ended March 31, 2009, respectively.

6.	Related Party Transactions not Disclosed Elsewhere:

Fair value of services: The President provided, without cost to the Company, his services, valued at $6,000 per month which totaled $36,000 for the interim period ended March 31, 2008. This was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $557,500 at March 31, 2009.

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

Overview and Financial Condition

During the nine months ended March 31, 2009, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the nine months ended March 31, 2009 and 2008

The Company had  revenues for the nine months ended March 31, 2009 of $925,000 up from $200,000 for the same period ended March 31, 2008. During the nine months ended March 31, 2009, the Company  derived revenues from the sale of branding and image design products and media placement services. The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $432,700 for the nine months ended March 31, 2009, up from $192,200 for the comparable period in 2008. The valuation of derivatives at March 31, 2009 resulted in a $25,200 credit to earnings. This valuation may vary each reporting period as we adjust it to current fair value.

Liabilities for Legal Settlements and Judgments for the nine months ended March 31, 2009 were $472,700, down from $1,532,100 for the nine months ended March 31, 2008. This reduction was due to a reduction in amounts due brought about by negotiated settlements and amounts paid in settlement of litigation and claims.. (see Part II, Item 1, Legal Proceedings below.)

Net Income  per common share increased to $0.01 in  the nine months ended March 31, 2009 from Nil for the same period the prior year.

As of March 31, 2009, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $529,300 in cash from operating activities for the nine months ended March 31, 2009 compared with $(9,000)  for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

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

Derivatives:

During nine months ended March 31, 2009, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under grants of options and warrants that were formerly in excess of authorized shares on a fully diluted basis no longer required derivative accounting treatment due to the purchase and retirement of 41,840,469 common shares. Accordingly, the value of $17,400 was reclassified to permanent equity.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $529,300 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.  This matter has been settled subsequent to the reported period and the Company was making payments against a settlement agreement with a final payment being made September 15, 2009 after the reported period.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003.  This matter was settled subsequent to the reported period.

The "Muller & Smith Case".  A lawsuit was filed for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due. This matter was settled during the reported period.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2009 the Company entered into a transaction with Future Vision Consulting, S.A. of Luxembourg for the purchase of 2,500,000 shares of the Company’s common stock for $125,000  which was paid in cash.   Stefan Drakelid,   a member of the Company’s Board of Directors is a principal of Future Vision Consulting, S.A.   The shares were delivered and reported after the end of the period covered by this report.

During nine months ended March 31, 2009, the company recorded the repurchase of shares originally issued pursuant to a conversion of debt in 2004. The repurchase price was $105,000 and consisted of several certificates held by individuals which totaled 41,840,469 common shares of the company stock. The shares were simultaneously retired by the company upon the final payment being rendered and further as indicated in the company's 8-K filing dated January 20, 2009.

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

ITEM 3. Defaults Upon Senior Securities

               None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending March 31, 2009.

ITEM 5. Other Information

None

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