Form 10-K
period 2009-06-30
ODYSSEY PICTURES CORP
filed 2009-10-30
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2009

or

☐ Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Common Stock: $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☒

Indicate by check mark whether the registrant if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

 Indicate by check mark whether the registrant if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

 Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $2,840,590 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

 As of June 30, 2009 there were outstanding 65,081,013 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-K

Report for the Fiscal Year

Ended June 30, 2009

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

 Beginning in the fiscal year ended June 30, 2008 the Company began selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies. These projects are managed by the Company and are completed using principally third party contract services. To the extent that the company relies on outside vendors, there is no assurance that acceptable vendors will remain available to enable the Company to continue to offer these services as part of its business offering however, to the extent they are available, the Company expects to expand this line of business in addition to film, digital delivery technologies, finance, marketing and other related businesses.

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

Our business has a new focus and generally falls into the following categories:

1. Service Representation. Our company contracts with a client to organize and administer a new campaign for their image, branding, marketing, and general awareness of their product, media materials including all forms of recorded media, and defining methods of distribution specific to that particular client's needs. Our company engages with the client and receives a fee in consideration for the proposed duration of time, the amount of man hours that are going to be devoted in order to build the various campaigns that are required, and formulates a budget based on new materials that have to be generated in order to penetrate the clients markets.

2.  Distribution Methods. Along with the assemblage of service platform for the client, the company receives rights to distribute, organize, and otherwise make ready all necessary content elements in order to administer them to the network, outlet, or specified end performance venue of such content. As before practiced, the Company then seeks to license the rights it has been authorized to subdistributors in the territories for the respective distribution rights. In general, the grant of rights to the subdistributors includes all media since digital distribution does involve all forms previously segregated for independent sales among one or many other sales agents in the past. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance becoming due before access to the content can be made through the company's secure process over the Internet. In some cases, our company will provide certain arrangements where advertising revenue is split in lieu of licensing fees for the benefit of the client and where the client may have sponsorships, advertising, marketing campaigns already directed by our company. This revenue sharing process is incorporated as a part of the service arrangement that we are providing for the client. In this case, our company is licensing both the content and the entire advertising/sponsorship program package from which revenue would be generated upon transmission and/or broadcast.

With worldwide distribution markets developing new platforms on a rapid basis, the independent media releasing and distribution industry has had to change methods of operating in order to remain competitive with the broadcast, film, and prerecorded (DVD) business (notice the reduction of venues from past replications). The entry level to online access for broadcast markets has become an essential element in determining and maintaining the existence and future of many businesses and entertainment venues.

Online distribution or "digital media distribution" has become a necessity in effecting access to audio and video content and is incumbent upon the distributor now to seek and streamline new methods of acquiring, storing, securing, and procuring quality of reproduction over the Internet, and providing this within an economic condition that allows us to compete as well as to keep up with the economics of upgrading with challenging and changing technology requirements.

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

Odyssey has also become involved with development and delivery of intellectual property products. The Company expects that the future of the business would rely on certain technological advancements at the forefront of digital distribution and delivery. The Company believes that it is prudent to develop products such as system infrastructure design, website design with video interface, online support systems, special secure coding, as well as Internet broadcast solutions and satellite access. These elements, now embedded into the management and operations of the Company, will become known as “Proprietary Management Systems” and are unique to the media and media processing venues that capitalize on current market interest and will be valuable in the very near future. Certain applications to this new service would include branding, image design, corporate and graphic presentation matters such as logos, logo colors, logo statements in various templates from which new business systems will be redesigned and developed for numerous business applications over the Internet and broadcast.

Overall, the company should find itself able to not only support additional product and media within its own structure, but also engage other affiliates and related companies into cross-marketing and promotion for expanded media projects on several levels, including interactive media.

With the onset of several different and diverse web-based companies, we are also developing a series of advertising partners, sponsors, and other venues which will result in promotional considerations to offset our costs and being able to place content out into various markets of all levels. New digital delivery systems such as the one we are embarking upon enable us to deliver to the traditional markets, new digital transmission venues, broadcast over the Internet, Satellite accessibility, and even video interface and multi-response mobile communications as well.

Once Odyssey has a significant amount of content available, it creates its own" library" with which to categorize in various areas of interest, either by the end licensing company (such as foreign buyers, foreign television/broadcast, integration into entertainment slots in cable/satellite networks, and programming via our own defined broadcast capabilities) or to specific requirements to clients. The end result should be to create additional streams of revenue, additional opportunities for service income, more control over distribution and security, and operating more on an "international multi-function delivery service basis".

 Competition

The entertainment and media industry generally are highly competitive and not always predictable. The Company's competition includes the smaller independent companies operating in similar distribution and delivery venues as well as independent producers and even major studios funding similar operations. Many of these competitors have financial means and other resources significantly greater than those available to the Company. The Company faces competition in all aspects of the business and cannot represent or warrant any assurances that it will be able to compete effectively.

The business of providing content over the Internet is experiencing rapid growth and is characterized by substantial technological changes. Moreover, there are new and varying well-established companies entering into the same fields. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could more effectively use or adapt to current technology changes, or are able to purchase technology to provide a service directly competitive with the Company. Rapidly changing financial markets in our industry and the present economical outlook are not favorable for the Company to have ready-access to capital in order to offset such market interference from competitors. New digital markets and ever-changing technologies require the Company to compete, bid and successfully market for licensing rights and maintain a strong and consistent level of sub-distributor and client relationships in its on-going efforts and enter into potentially volatile markets that it has to afford to remain competitive in over the long term.

We will greatly rely on our strategic relationships to assist us in capitalizing on new digital transmission services with digital download and multi-faceted broadcast capabilities along with the affordability to maintain our position in these markets.

Operations

The Company's operations have been greatly reduced as a result of there structuring of the Company by management. The Company's principal office is located in Plano, Texas (see "Properties") and, as of June 30, 2009, the Company had two full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, along with an administrative assistant in the Plano office. The company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

The Company has continued to expand development of its own web site for use in the distribution of broadcast media and other products.

In addition, beginning in the fiscal year ended June 30, 2008 the Company began selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies. These projects are managed by the Company and are completed using principally third party contract services. To the extent that the company relies on outside vendors, there is no assurance that acceptable vendors will remain available to enable the Company to continue to offer these services as part of its business offering however, to the extent they are available, the Company expects to expand this line of business in addition to other related businesses.

ITEM 2.                                PROPERTIES

During the reported period, the Company conducted its operations out of leased premises at 2321 Coit Rd. Suite E, Plano, Texas, consisting of approximately 2,500 square feet.  Rent expense for each of the fiscal years through end of term at June 30, 2009, is as follows:

June 30, 2009	$22,900
June 30, 2008	$17,800

ITEM 3.                                LEGAL PROCEEDINGS

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain overtime. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004. The matter was settled subsequent to the end of the fiscal year ended June 30, 2009, the settlement terms having been paid in full by the Company as of the date of this filing.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003. The matter was settled subsequent to the end of the fiscal year ended June 30, 2008 the settlement terms having been paid in full by the Company as of the date of this filing.

The “Muller & Smith Case" A lawsuit was filed for indemnification and reimbursement of legal fees regarding the Pfannebecker Case. A judgment was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due. This matter was settled during the fiscal year  ended 6-30-09.

Lawsuit- Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing of services rendered from the period beginning 1997 through to April of 2001. Odyssey has answered this complaint, although it was not notified until August 10,2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey had offered a settlement on behalf of the remaining defendants. No response has been made from the Plaintiff on this matter as of the close of business on June 30, 2009.

In August of 2003, the Company received notice of a federal tax lien being filed in the amount of $27,210 for non-payment of federal payroll tax deposits. The Company has been making payments toward this obligation.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus prejudgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida. On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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

PART II

 ITEM 5.                               MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

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

Common Stock

Fiscal 2009	High	Low
First Quarter	$.013	$.005
Second Quarter	.018	.006
Third Quarter	.055	.008
Fourth Quarter	.09	.05

Fiscal 2008	High	Low
First Quarter	$.01	$.007
Second Quarter	.014	.007
Third Quarter	.016	.002
Fourth Quarter	.01	.002

As of June 30, 2009, there were approximately 4,271 record holders of the Company's Common Stock.

In January, 2009, the Company completed the cancellation of 41,840,469 shares of its common stock previously held by seven (7) individuals and companies.    The shares were acquired by the Company for a total of $105,000 in cash and were cancelled and returned to “authorized but unissued” status pursuant to a  unanimous consent of the Company’s Board of Directors and Nevada Law.

Also in January 2009,  the Company completed the sale of 2,500,000 shares of the Company’s common stock to Future Vision Consulting, SA for $125,000 in cash.   Stefan Drakelid,  a member of the Company’s Board of Directors is a principal of Future Vision Consulting, SA.

As of June 30, 2009 the Company issued an additional 8,000,000 to Redcliffe Svenska, S.A which was earlier agreed as reported on Form 8-K January 24, 2007,  to be issued in exchange for satisfaction of $80,000 plus interest of additional debt owed to it by the Company bringing their total holdings to 22,000,000 shares.

The company recorded the surrender of shares for the period ending December 31, 2008 pursuant to that certain settlement agreement with La Jolla Cove Investors, Inc. as entered into on April 3, 2008 and as earlier reported. In compliance with that settlement agreement, an earlier issued certificate of 2,500,000 common shares was returned to the company and promptly retired by the company. This event was noted in the company's 8-K filing dated January 20, 2009.

On August 15, 2009, subsequent to  the end of the reported period but prior to the filing of this Report,   The  Company’s Board of Directors approved the sale of 234,375 shares of the Company’s common stock to Amarillo Entertainment, Inc. in exchange for the satisfaction of  a $25,000 promissory note given for advances to and on behalf of the Company.

ITEM 7.                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-K.

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

Results of Operations for years ended June 30, 2009 and 2008

Sales for the year ended June 30, 2009 were $1,225,300, up from $400,000 for the year ended June 30, 2008 resulting in Income Before other Income and Taxes of $323,200 for the period ended June 30, 2009 up from $143,000 the prior year.    These increases were due primarily to the increased expansion of the Company’s branding services, website design, development services and graphic services for the year.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general and administrative expenses increased to $434,800 for the year period ended June 30, 2009, from $278,500 for the  prior year.    The increase was primarily associated with expenses related to increased sales.

Interest expense decreased to $181,700 for the year ended June 30, 2008 from $267,600 for the prior year.   We recognized the full discount as interest expense in the current period.

The valuation of derivatives at June 30, 2009 resulted in a $0.00 adjustment  to earnings down from $25,200 for the prior year. This valuation may vary each reporting period as we adjust it to current fair value.

Earnings for the year ended June 30, 2009 were $2,937,800 up from $158,400 for the year ended June 30, 2008. The Earnings for the current period included an entry for Excess Carrying Value of Renegotiated Payables of $2,796,300 up from $282,000 for the prior year.   This resulted in Earnings per Share of $.04 for the year ended June 30, 2009, up from Nil for the prior year.

As of June 30, 2009, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

In 2009 and 2008 the Company negotiated revised amounts and terms on a trade payable and five judgments.  In addition, it wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas, California and New York statute of limitations.  A summary of the amounts recognized as income from the discharge of debt is as follows:

	2009	2008
Excess carrying value of settled obligations	$1,053,767	$121,800
Related accrued interest	720,125	60,000
Write off of obligations deemed barred by statute of limitations	913,680	101,000
Other	108,728	0
	$2,796,300	$282,800

Liquidity and Capital Resources

The Company had Net Cash Generated from Operating Activities of $639,700 after operating expenses for the year ended June 30, 2009 up from $69,400 for the prior year. The Company had $2,500.00 in cash as of June 30, 2009.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2009.

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

Revenue Recognition. The Company Earns revenue under a three year “Branding & Services” Agreement that  for a monthly licensing fee. Revenue is recognized monthly on a straight line basis.

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

ITEM 9A(T).                       CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2009 due to the failure to file complete and timely reports with the Securities and Exchange Commission. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2009 due to the following:

Company's disclosure controls and procedures were not effective as of June 30, 2009 due to the failure to file complete and timely reports with the Securities and Exchange Commission.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company’s last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Mr. Stefan Drakelid holds an LL.M. degree from the University of Lund, Sweden. He has specialized in economics, taxation law and legal issues relating to entertainment since 1981, acting as consultant and co-partner/investor in Scandinavia, Great Britain and the United States. He is a founder of TNO Group.

Mr. Frank Saran received a BS degree in Business in 1979 from Eastern Illinois University.  He was previously with Merrill Lynch and subsequently Shearson, Lehman.  He has been an investor in media related companies and has known and worked in various outside consulting and advisory capacities since 1990.

Compliance with Section 16(a)of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2008, the Company's officers, directors and greater than10% stockholders did not comply with filing requirements under section16(a) except for disclosure provided in the Company’s 10-K.

 ITEM 11.                             EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2009. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
John W. Foster,	2008	*		--	--	--	--
President/CEO	2009		$142,000

*Mr. Foster has waived salary from July 1, 2007 to December 31, 2007.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2009 or in 2008.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four quarters of  2009 or fiscal 2008.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2008 and the same period ending June 30, 2009.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2009.

 ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information concerning ownership of common stock, as of June 30, 2009, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

		Shares	Percentage
Name of beneficial owner	Status	Beneficially	of Class

John W. Foster	Director, President CEO	2,000	Less than 1%
Stefan Drakelid	Director	2,500,000	3.69%
Redcliffe Svenska, SA	5% holder	22,000,000	32.47%
		2,670,000*	3.94%

All Executive Officers & Directors
And Affiliates			40.1%

*warrants to purchase common stock held by Redcliffe Svenska, SA

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2009,  the Company completed the sale of 2,500,000 shares of the Company’s common stock to Future Vision Consulting, SA for $125,000 in cash.   Stefan Drakelid,  a member of the Company’s Board of Directors, is a principal of Future Vision Consulting, SA.

The Board of  Directors of the Company on June 15, 2009 approved the sale of 670,000 shares of the Company’s common stock to Redcliffe Svenska, SA.   These shares were sold in exchange for the settlement  of $134,000 in debt represented by cash advances from Redcliffe Svenska SA  in addition to the waiver of any and all outstanding interest owed to them by the Company for this debt as well as any and all outstanding interest owed on an additional debt of $80,000 which was earlier converted into shares.  As of the date of this filing,  this transaction had not yet been completed.  At the time of this transaction Redcliffe Svenska, S.A. held 22,000,000 shares of the company’s common stock.

ITEM 14.                              PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1)    Audit Fees:  The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2009 and $9,500 for the Year ended 2008.

(2)    Audit Related Fees:        None

(3)    Tax Fees:                          None

(4)    All Other Fees:                None

PART IV

ITEM 15.                              EXHIBITS

3.1	Articles of Incorporation, as amended through June 30, 1995 (1)
3.2	Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3	Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4	By-laws (1)
4.1	Indenture between Odyssey and Continental Stock Transfer and Trust Company ("Continental") dated as of July 15, 1987 (1)
4.2	Form of Supplemental Indenture between Continental and the Company (1)
4.3	Form of Common Stock Certificate (1)
4.4	Form of options granted of officers, directors and 5%stockholders (2)
4.5	Form of Warrant issued to purchasers parties to the 1995Private Placement completed September 30, 1995 (5)
4.6	Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30,1995 )5)
4.7	Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April1995 (5)
4.8	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996 (8)
4.9	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider (7)
4.11	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith (7)
4.12	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)
4.13	Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)

4.14	Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)
4.15	Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)
10.01	1989 Long Term Incentive Plan (1)
10.02	Sub-Lease for office premises at 16910 Dallas Parkway, Suite104, Dallas Texas dated February 1, 2001 (8)
10.03
Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company),and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)

10.04
Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March2, 1998  (10)

10.05	Employment Agreement with Johan Schotte, dated March 2, 1998 (10)
10.31	Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)
10.32	Asset Purchase Agreement between the Company and Kimon Mediaright KB, a Swedish limited partnership, dated July 14, 1998(10)
10.33	Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)
10.34	Employment Agreement with Ian Jessel, dated December, 1998 (13)
10.35	Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)
21.1	Subsidiaries of the Registrant (3)
31.1	Officer's Certification Pursuant to Section 302 (14)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2009	June 30, 2008

Current Assets
Cash & cash equivalent's	$2,500	$0
Accounts receivable	0	0
Total current assets	2,500	0

Intangible assets, net	6,500	6,500
Other	2,600	0

Total assets	$11,600	$6,500

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$166,500	$933,900
Accounts payable-related parties	401,400	468,200
Accrued interest	716,900	1,281,100
Other accrued expenses	761,300	999,100
Legal settlements & judgments	324,900	1,532,100
Convertible Debt obligations	0	80,000
Debt obligations in default	755,500	1,243,400
Derivative liability	0	17,400
Deferred income	445,000	0
Total current liabilities	3,571,500	6,555,200

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	150,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
65,081,013 issued & outstanding (99,471,482 in 2008)	650,800	994,700
Additional paid in capital	38,482,100	38,047,200
Accumulated deficit	(42,958,900)	(45,896,700)
Total Stockholders' Deficiency	(3,826,000)	(6,854,800)

Total Liabilities and Stockholders' Deficiency	$11,600	$6,500
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Years Ended June 30,
	2009	2008

Net Sales of services	$1,225,300	$400,000
Costs Applicable to Sales & Revenue	359,800	(2,900)

Gross Profit	865,500	402,900

Selling, General & Administrative Expenses	434,900	278,500
Settlements, net	107,400	6,400
Derivative valuation charges	0	(25,200)
Total Operating Expenses	542,300	259,700
Income (Loss) Before Other Income & Income Taxes	323,200	143,200

Other Income (Expense)
Debt forgiveness	2,796,300	282,800
Interest (Expense)	(181,700)	(267,600)
Income (Loss) Before Income Taxes	2,937,800	158,400

Income Taxes	0	0

Net Income(Loss) available to common shareholders	$2,937,800	$158,400

Basic and Diluted Net Income Per Common Share	$0.04	Nil
Weighted Average Common Shares Outstanding (Basic)	79,671,688	99,471,482
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Cash Flows
	Year Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$2,937,800	$158,400
Adjustments required to reconcile net loss to cash flows
from operating activities:
Debt forgiveness	(2,796,300)	(384,700)
Fair value of services provided without cost	0	36,000
Increase in contingency reserve	0	82,600
Change in value of derivatives	0	(25,200)
Changes in Operating Assets & Liabilities:
Increase in deferred income	445,000	0
Increase in payables to affiliates	(66,800)	13,900
Accounts Payable & Other	120,000	184,400
Net cash generated by operating activities	639,700	65,400

Cash Flows from Investing Activities:
Increase in security deposits	(2,600)	0
Net cash used by investing activities	(2,600)	0

Cash Flows from Financing Activities:
Proceeds from sale of common stock	125,000	0
Acquisition of treasury stock	(105,000)
Loan proceeds	0	11,000
Payments made on long term debt	(43,000)	(37,000)
Payments made on settlements & judgments	(611,600)	(39,400)
Net cash used by financing activities	(634,600)	(65,400)

Net Change In Cash	2,500	0
Cash-Beginning	0	0
Cash-Ending	$2,500	$0
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2007	99,471,482	$994,700	$38,011,200	$(46,055,100)	$(7,049,200)
Fair value of services provided without cost			36,000		36,000
Net Loss				158,400	158,400
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(3,050,000)	(30,500)	(22,000)		(52,500)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Fair value of other warrants issued			26,100		26,100
Stock issued to Redcliffe upon conversion of debt	8,000,000	80,000			80,000
Net Loss				2,937,800	2,937,800
Balance at March 31, 2009	65,081,013	$650,800	$38,482,100	$(42,958,900)	$(3,826,000)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
SIGNIFICANT ACCOUNTING POLICIES
 June 30, 2009

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the multi-media industry, specifically, in connection with the services of branding, marketing and development of digital media distribution.

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

We adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

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

Fair Value Accounting: On July 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (as amended by FSP No. 157-2), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements, and has been partially deferred for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year beginning July 1, 2009, and interim periods within those fiscal years. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In addition, on July 1, 2008, we adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  We did not elect to use the fair value option.  Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our convertible debt. In loss years dilutive common equivalent shares are excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. Fully diluted earning per share for the year ended June 30, 2009  was $.04 and was calculated as follows:

Basic EPS:
net income from continuing operations	2,937,800
numerator-diluted eps-no adjustments required	2,937,800

denominator-Basic EPS-Weighted average common shares outstanding (1)	79,671,688
"in the money" call options & warrants	453,700
denominator-diluted EPS	80,125,388
common shares not included in diluted eps because their impact would be
antidilutive based on current market prices for our common stock	2,400,000

(1) basic shares includes contingent shares when contingency has been met except for nominal consideration

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on July 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

We file a federal and state income tax return. The Company’s federal and state income tax returns are open for audit by either federal or state agencies for fiscal years ending on or after June 30, 1993. Management of the Company is not aware of any additional needed liability for unrecognized tax benefits at June 30, 2009 and June 30, 2008.

Contingent Liabilities

We are subject to lawsuits, investigations and other claims related to operations, securities, product, taxing authorities and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.

A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. We accrue for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. We disclose contingent liabilities when the risk of loss is reasonably possible or probable.

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

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate our contingent liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Our Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on June 30, 2009. SFAS 165 affects disclosures only.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS
 June 30, 2009

1. Notes and Loans Payable:

During 2008, the Company received several loans for overhead expenses  from a series of  private lenders,  totaling $11,000. These loans all were made on a short-term 8% interest-bearing basis.

Convertible Debt

In January, 2007 we issued a $220,000 convertible promissory note. The note bears interest at 6% per annum until paid or converted.  The initial conversion rate is $0.01 per share (subject to standard anti-dilution provisions). The convertible note matured on June, 2007.

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

The note is convertible at the option of the holder at any time and from time to time into Common Stock of the Company at an initial conversion price of $0.01 per share, subject to standard anti-dilution adjustments.

The 2,000,000 warrants permit the purchasers to purchase 2,000,000 shares of common stock at an initial exercise price of $0.06 per share and are exercisable from January, 2007 until January, 2010. They contain standard anti-dilution provisions similar to the convertible debt.

The values ascribed to the note, the conversion feature of the note, other potential embedded derivative features, and detachable warrants follow the guidance of EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock  ; SFAS No. 150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.

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

The aggregate discount of $220,000 was amortized immediately to interest expense due to the conversion of $140,000 of the debt which occurred in 2007.

2. Income Taxes:

We have adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $ 39,470,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

3. Commitments:

Leases

The Company leases its office space on a month-to-month basis. Rent expense was $22,900 and $17,800 for the years ended June 30, 2009 and 2008 respectively. Rent expense is recognized on a straight-line basis over the respective lease terms. Future minimum lease payments are as follows:

2010	$30,923
2011	30,923
2012	30,923
2013	23,192
$115,961

Employment Agreements

As of July of  2001,  Mr.  Foster served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay increase to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003 and each year thereafter.   From the years, 2004 through 2006, Mr. Foster's salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007.  Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expensed by the Company. Beginning January 2008 Mr. Faster’s salary was readjusted at a rate of $6,850 monthly, and then again adjusted in July of 2008 to $12,543 monthly where it presently remains. He also receives a medical and life insurance allowance.  Mr. Foster is currently owed $759,918 under this agreement.

Settlements & Judgments

Material Items are as follows:

In 2003 the holders of  convertible promissory notes (LaJolla), and certain Directors individually (but for the benefit of the Company) entered into a put and call agreement whereby the Directors agreed to acquire any or all shares acquired by LaJolla upon the conversion of the underlying debt at a price then to be determined based upon a stipulated formula.  Based upon defaults in this put and call agreement LaJolla brought suit against the individual Directors and obtained a judgment against the individual directors, which judgment was later paid.   In 2007 LaJolla filed an action in the Superior Court of the State of California, County of San Diego upon defaults of subsequent put and call agreements which were entered into based upon subsequent advances. The parties, including the Company, entered into a Settlement Agreement on these subsequent claims and Mutual Release dated April 3, 2008 whereby all claims between the parties including the judgment and the convertible promissory notes would be settled and the parties released upon the payment of $236,470 to LaJolla. The payments are to be made in six equal installments commencing April 30, 2008.  The 2,500,000 shares of the Company ‘s stock obtained by LaJolla were returned and cancelled.  As of June 30, 2009, five payments have been made as scheduled.

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

Currently two such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to “Judgments and settlements” on the balance sheet. We settled a dispute with Matheson in 2009 for $40,000 and have reclassified this amount from our current reserve estimate.

Discharge of Debt

In 2009 and 2008 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas, California and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and five judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2009	2008
Excess carrying value of settled obligations	$1,053,767	$121,800
Related accrued interest	720,125	60,000
Write off of obligations deemed barred by statute of limitations	913,680	101,000
Other	108,728	0
	$2,796,300	$282,800

4. Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

During the year ended June 30, 2009 we issued 8,000,000 shares of our common stock upon the conversion of $80,000 of convertible notes payable. We also purchase and constructively retired 41,840,469 shares of our common stock in December, 2008. The repurchase price of $105,000 was $313,400 less than the par or stated value of the shares. Accordingly, the excess was credited to additional paid-in capital.

5. Stock Options and Warrants:

Summary of Warrant Activity

As part of a restructured settlement agreement, we issued 400,000 warrants. Exercise price are $0.10 and expired three years from the date of issuance. We evaluate and account for such securities in accordance with EITF Issue No. 00-19,and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2009 were a volatility of 164%, common stock value of $0.078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2009	4.4%	0.0%	164.0%	36-48 mos.
2008	4.4%	0.0%	164.0%	36-48 mos.

 The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Options outstanding at June 30, 2007	3,377,250	$0.32
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(206,770)	$0.10
Options outstanding at June 30, 2008	3,170,480	$0.21	2.3	$0
Granted	400,000	$0.10
Exercised	0	$0.00
Lapsed	(500,000)	$1.06
Options outstanding at June 30, 2009	3,070,480	$0.05	0.9	$32,854
Options exercisable at June 30, 2009	3,070,480	$0.05	0.9	$32,854

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2009:
	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price

$ 0.01-$ 0.50	3,070,480	$0.05	10.2	3,070,480	$0.05
$ 0.51-$ 1.00	0	$0.00	0.0	0	$0.00
Total Shares	3,070,480			3,070,480

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

At June 30, 2008, the Company determined that approximately 2.6 million common shares committed and reserved for issuance under the options/warrants were in excess of authorized shares on a fully diluted basis (the “Excess Options”).  The Company classified the fair value, calculated using the Black-Scholes model, of these Excess Options totaling $17,400 as a liability on the balance sheet at June 30, 2008.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The key inputs for the valuation analysis at June 30, 2008 were a volatility of 164%, common stock value of $0.01 and a risk free interest rate of 4.4%.

We classify derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

6. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $557,471 and $624,300 at June 30, 2009 and 2008 respectively.

7. Results of Operations and Management's Plans:

The Company's  continued  existence is dependent upon its ability to resolve its liquidity  problems.  The Company must continue to sustain a profitable level of operations with  positive  cash  flows and must  continue  to obtain  financing adequate to meet its ongoing  operation  requirements.  The  Company's  cost of operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2009,  the  Company  had two full-time  employees,  consisting  of Mr.  Foster, the  CEO and   President, and an administrative secretary. The Company also hires on occasion, several professionals in technology areas on a contract  basis. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.  We also participate in various “intern programs” on an “as needed” basis.

8. Subsequent Events:

The final payment to LaJolla Cove Investors was timely paid on July 30, 2009 and all releases have been properly filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2009 and 2008 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2009 and 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $3.6 million working capital deficiency  The Company may not have adequate readily available resources to fund operations through June 30, 2010. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 28 2009

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated: October 28, 2009

by: /s/ John W. Foster
John W. Foster,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ John W. Foster
John W. Foster,
CEO, Chairman and President