Form 10-Q
period 2009-09-30
ODYSSEY PICTURES CORP
filed 2009-11-19
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

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

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 65,081,013 outstanding shares as of September 30, 2009.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of September 30, 2009 and June 30, 2009	3
	Statements of Operations for the Three Month Periods Ended September 30, 2008 and 2009 and Statements of Cash Flows for the Three Month Periods Ended September 30, 2008 and 2009	4
	Statement of Stockholders’ Deficiency for the period ended September 30, 2009	5
	Notes to Interim Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION		9

Item 1.	Legal Proceedings.	9
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

Signatures		11

Item 1. Financial Statements
Odyssey Pictures Corporation
Balance Sheet

Assets	September 30, 2009	June 30, 2009
	(unaudited)

Current Assets
Cash & cash equivalents	$13,700	$2,500
Total current assets	13,700	2,500

Intangible assets, net	6,500	6,500
Other	2,600	2,600

Total assets	$22,800	$11,600

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$153,000	$166,500
Accounts payable-related parties	386,000	401,400
Accrued interest	750,100	716,900
Other accrued expenses	761,100	761,300
Legal settlements & judgments	216,900	324,900
Debt obligations in default	741,500	755,500
Deferred income	505,000	445,000
Total current liabilities	3,513,600	3,571,500

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency: common stock-110,000,000 authorized $0.01 par value 65,081,013 issued & outstanding	650,800	650,800
Additional paid in capital	38,482,100	38,482,100
Accumulated deficit	(42,889,800)	(42,958,900)
Total Stockholders' Deficiency	(3,756,900)	(3,826,000)

Total Liabilities and Stockholders' Deficiency	$22,800	$11,600

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,
	2009	2008

Net Sales of services	$301,900	$327,600
Costs Applicable to Sales & Revenue	78,300	0

Gross Profit	223,600	327,600

Selling, General & Administrative Expenses	125,600	166,300
Settlements, net	3,500	10,900
Total Operating Expenses	129,100	177,200
Income (Loss) Before Other Income & Income Taxes	94,500	150,400

Other Income (Expense)
Excess carrying value of renegotiated payables	7,800	62,500
Interest (Expense)	(33,200)	(67,500)
Income Before Income Taxes	69,100	145,400

Income Taxes	0	0

Net Income available to common shareholders	$69,100	$145,400

Basic and Diluted Net Income Per Common Share	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	65,081,013	99,471,482

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)
	Three Months Ended Sept 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$69,100	$145,400
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	0	(6,400)
Changes in Operating Assets & Liabilities:
Increase in deferred income	60,000	0
Increase in payables to affiliates	(15,300)	(6,600)
Accounts Payable & Other	19,400	(24,500)
Net cash generated by operating activities	133,200	107,900

Cash Flows from Financing Activities:
Payments made on long term debt	(14,000)	(7,000)
Payments made on settlements & judgments	(107,900)	(48,400)
Net cash used by financing activities	(121,900)	(55,400)

Net Change In Cash	11,300	52,500
Cash-Beginning	2,500	0
Cash-Ending	$13,800	$52,500

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2009 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation.We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $300,000 through September 30, 2009 and 2008 and represented 99% of all revenue through those interim periods.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $542,100 at September 30, 2009. We also continue to owe $757,000 in accrued compensation to John Foster, our current CEO.

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

Overview and Financial Condition

During the nine months ended September 30, 2009, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the Three months ended September 30, 2009 and 2008

The Company had  revenues for the three months ended September 30, 2009 of $301,900 down from $327,600 for the same period ended September 30, 2008.  During the three months ended September 30, 2009, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses decreased to $125,000 for the three months ended September 30, 2009,  down from $166,300 for the comparable period in 2008.

Liabilities for Legal Settlements and Judgments for the three months ended September 30, 2009 were $216,900, down from $324,900 for the three months ended September 30, 2008. This reduction was due to a reduction in amounts due brought about by negotiated settlements and amounts paid in settlement of litigation and claims.. (see Part II, Item 1, Legal Proceedings below.)

Net Income  per common share was Nil for the three months ended September 30, 2009 and for the same period the prior year.   Total net income available to shareholders was $69,100 for the quarter ended September 30, 2009, down from $145,400 for the same period the prior year.

As of September 30, 2009, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $133,200 in cash from operating activities for the three months ended September 30, 2009 compared with $107,900 for the same period the previous year.   Cash and Cash Equivalents  at September 30, 2009 was $13,700 up from $2,500 at June 30, 2009.   The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities:

During the quarter ended September 30, 2009,  the Company increased payments to settlements  and judgments and payments on long term debt to $121,900, up from $55,400 for the period ended September 30, 2008 and expects to continue to renegotiate our obligations and apply resources to reduce or eliminate such items.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.  This matter has been settled subsequent to the reported period and the Company was making payments against a settlement agreement with a final payment being made September 15, 2009.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003.  Final payment on settlement of  this judgment was made September 15, 2009.

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

None

ITEM 3. Defaults Upon Senior Securities

               None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending September 30, 2009.

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