Form 10-Q
period 2009-12-31
ODYSSEY PICTURES CORP
filed 2010-02-12
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2009

☐  TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

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

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 65,985,388 outstanding  shares as of December 31, 2009.

ODYSSEY PICTURES CORPORATION

		Page

Part I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of December 31, 2009 and June 30, 2009	3
	Statements of Operations for the Three Month Periods Ended December 31, 2008 and 2009 and Statement of Operations for the Six Month Periods Ended December 31, 2008 and 2009	4
	Statements of Cash Flows for the Six Month Periods Ended December 31, 2008 and 2009	5
	Statement of Stockholders’ Deficiency for the period ended December 31, 2009	6
	Notes to Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION		10

Item 1.	Legal Proceedings	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

Signatures		12

Item 1.  Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	December 31, 2009	June 30, 2009
	(unaudited)

Current Assets
Cash & cash equivalent's	$6,900	$2,500
Accounts receivable	4,200	0
Total current assets	11,100	2,500

Intangible assets, net	6,500	6,500
Other	2,600	2,600

Total assets	$20,200	$11,600

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$30,800	$166,500
Accounts payable-related parties	354,300	401,400
Accrued interest	796,500	716,900
Other accrued expenses	760,900	761,300
Legal settlements & judgments	250,000	324,900
Debt obligations in default	577,300	755,500
Deferred income	505,000	445,000
Total current liabilities	3,274,800	3,571,500

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value 65,985,388 issued & outstanding	659,900	650,800
Additional paid in capital	38,638,700	38,482,100
Accumulated deficit	(42,819,300)	(42,958,900)
Total Stockholders' Deficiency	(3,520,700)	(3,826,000)

Total Liabilities and Stockholders' Deficiency	$20,200	$11,600

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended Dec. 31,		Six Months Ended Dec. 31,
	2009	2008	2009	2008

Net Sales of services	$325,000	$371,900	$626,900	$699,500
Costs Applicable to Sales & Revenue	81,800	32,500	160,100	77,500

Gross Profit	243,200	339,400	466,800	622,000

Selling, General & Administrative Expenses	163,300	149,500	288,900	270,800
Settlements, net	4,900	35,900	8,400	46,800
Total Operating Expenses	168,200	185,400	297,300	317,600
Income (Loss) Before Other Income & Income Taxes	75,000	154,000	169,500	304,400

Other Income (Expense)
Excess carrying value of renegotiated payables	28,700	27,000	36,500	89,500
Interest (Expense)	(33,200)	(47,500)	(66,400)	(115,000)
Income (Loss) Before Income Taxes	70,500	133,500	139,600	278,900

Income Taxes	0	0	0	0

Net Income(Loss) available to common shareholders	$70,500	$133,500	$139,600	$278,900

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	65,952,990	99,688,873	65,516,001	99,580,178

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Six Months Ended Dec. 31,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$139,600	$278,900
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	0	(89,500)
Changes in Operating Assets & Liabilities:
Increase in deferred income	60,000	0
Increase in payables to affiliates	(47,000)	(58,000)
Accounts Payable & Other	(400)	72,800
Net cash generated by operating activities	148,000	204,200

Cash Flows from Financing Activities:
Proceeds from sale of common stock	0	125,000
Acquisition of treasury stock	0	(105,000)
Payments made on long term debt	(19,100)	(40,000)
Payments made on settlements & judgments	(124,500)	(116,800)
Net cash used by financing activities	(143,600)	(136,800)

Net Change In Cash	4,400	67,400
Cash-Beginning	2,500	0
Cash-Ending	$6,900	$67,400

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)

	Stockholders' Deficiency
	Common Stock

	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(3,050,000)	(30,500)	(22,000)		(52,500)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Fair value of other warrants issued			26,100		26,100
Stock issued to Redcliffe upon conversion of debt	8,000,000	80,000			80,000
Net Income				2,937,800	2,937,800
Balance at June 30, 2009	65,081,013	$650,800	$38,482,100	$(42,958,900)	$(3,826,000)
Stock issued to Redcliffe upon conversion of debt	904,375	9,100	156,600		165,700
Net Income				139,600	139,600
Balance at December 31, 2009	65,985,388	$659,900	$38,638,700	$(42,819,300)	$(3,520,700)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $625,000 and $699,000 through December 31, 2009 and 2008 respectively, and represented 99% of all revenue through those interim periods.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $510,400 at December 31, 2009. We also continue to owe $757,000 in accrued compensation to John Foster, our current CEO.

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

Overview and Financial Condition

During the six months ended December 31, 2009, the Company realized revenues from the sale of branding and image design products and media placement services. As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and  raising capital to pay legal fees, to settle claims and for accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the six months ended December 31, 2009 and 2008

The Company had  revenues for the six months ended December 31, 2009 of $626,900 down from $699,500 for the period ended December 31, 2008. During the six months ended December 31, 2009, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $288,900 for the six month period ended December 31, 2009, up from $270,800 for the comparable period in 2008. Net Income  per common share remains nil in six months ended December 31, 2009 and for the same period the prior year.

As of December 31, 2009, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and limited revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

The Company generated $148,000 in cash from operating activities for the six months ended December 31, 2009 compared with $204,200  for the same period the previous year. The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities:

The company settled certain debt obligations during the period, entering into a transaction with Amarillo Entertainment, Inc  for the purchase of 234,375 shares of the Company’s common stock in exchange for the satisfaction of both principal and interest from a promissory note in the amount of $25,000  which  had been given by the Company for $25,000 in cash advanced in 2004, and by entering into a transaction with Redcliffe Svenska S.A. for the purchase of 670,000 shares of the Company’s common stock in exchange for the satisfaction of both principal and interest in the amount of $134,000 from a promissory note  which  had been given by the Company for  cash advanced in 2005.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $148,000 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period the Company entered into a transaction with Amarillo Entertainment, Inc  for the purchase of 234,375 shares of the Company’s common stock in exchange for the satisfaction of both principal and interest from a promissory note in the amount of $25,000  which  had been given by the Company for $25,000 in cash advanced in 2004.

During the period the Company entered into a transaction with Redcliffe Svenska S.A. for the purchase of 670,000 shares of the Company’s common stock in exchange for the satisfaction of both principal and interest in the amount of $134,000 from a promissory note in the amount of $80,000  which  had been given by the Company for  cash advanced in 2005.

ITEM 3.  Defaults Upon Senior Securities

               None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending December 31, 2009.

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