Form 10-Q
period 2010-03-31
ODYSSEY PICTURES CORP
filed 2010-05-21
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954
Commission file number

ODYSSEY PICTURES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075
(Address of principal executive office)

(972) 867-0055
(Issuer's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter period that the  Registrant  was required  to file such  reports),  and  (2)  has  been subject  to the  filing requirement for at least the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share  65,985,388 outstanding  shares as of March 31, 2010.

ODYSSEY PICTURES CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited
	Balance Sheets as of March 31, 2010 and June 30, 2009	3
	Statements of Operations for the Three Month Periods Ended March 31, 2010 and 2009 and Statement of Operations for the Nine Month Periods Ended March 31, 2010 and 2009	4
	Statements of Cash Flows for the Nine Month Periods Ended March 31, 2010 and 2009	5
	Statement of Stockholders’ Deficiency for the period ended March 31, 2010	6
	Notes to Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2010	June 30, 2009
	(unaudited)

Current Assets
Cash & cash equivalent's	$32,800	$2,500
Accounts receivable	0	0
Total current assets	32,800	2,500

Intangible assets, net	6,500	6,500
Other	2,600	2,600

Total assets	$41,900	$11,600

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$61,600	$166,500
Accounts payable-related parties	312,500	401,400
Accrued interest	827,200	716,900
Other accrued expenses	757,300	761,300
Legal settlements & judgments	225,200	324,900
Debt obligations in default	569,900	755,500
Deferred income	555,000	445,000
Total current liabilities	3,308,700	3,571,500

Related parties	156,100	156,100
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value 65,985,388 issued & outstanding	659,900	650,800
Additional paid in capital	38,638,700	38,482,100
Accumulated deficit	(42,831,500)	(42,958,900)
Total Stockholders' Deficiency	(3,532,900)	(3,826,000)

Total Liabilities and Stockholders' Deficiency	$41,900	$11,600

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

Net Sales of services	$300,500	$225,500	$927,400	$925,000
Costs Applicable to Sales & Revenue	150,100	177,100	310,200	254,600

Gross Profit	150,400	48,400	617,200	670,400

Selling, General & Administrative Expenses	129,500	8,400	418,400	279,200
Settlements, net	0	34,900	8,400	81,700
Total Operating Expenses	129,500	43,300	426,800	360,900
Income (Loss) Before Other Income & Income Taxes	20,900	5,100	190,400	309,500

Other Income (Expense)
Excess carrying value of renegotiated payables	0	981,000	36,500	1,070,500
Interest (Expense)	(33,100)	(33,400)	(99,500)	(148,400)
Income (Loss) Before Income Taxes	(12,200)	952,700	127,400	1,231,600

Income Taxes	0	0	0	0

Net Income(Loss) available to common shareholders	$(12,200)	$952,700	$127,400	$1,231,600

Basic and Diluted Net Income Per Common Share	Nil	$0.02	Nil	$0.01
Weighted Average Common Shares Outstanding (Basic)	65,081,013	57,613,013	65,669,851	85,801,255

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$127,400	$1,231,600
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(36,500)	(1,070,500)
Changes in Operating Assets & Liabilities:
Increase in deferred income	110,000	340,000
Increase (Decrease) in payables to affiliates	(88,900)	(66,800)
Accounts Payable & Other	94,100	95,000
Net cash generated by operating activities	206,100	529,300

Cash Flows from Financing Activities:
Proceeds from sale of common stock	0	125,000
Acquisition of treasury stock	0	(105,000)
Payments made on long term debt	(26,500)	(42,000)
Payments made on settlements & judgments	(149,300)	(483,700)
Net cash used by financing activities	(175,800)	(505,700)

Net Change In Cash	30,300	23,600
Cash-Beginning	2,500	0
Cash-Ending	$32,800	$23,600
See notes to unaudited interim financial statements.
Supplemental disclosure:
Payables & accruals settled by issuance of stock	$6,700	$0
Conversion of debt to common stock	$159,000	$80,000

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
(unaudited)

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(3,050,000)	(30,500)	(22,000)		(52,500)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Fair value of other warrants issued			26,100		26,100
Stock issued to Redcliffe upon conversion of debt	8,000,000	80,000			80,000
Net Income				2,937,800	2,937,800
Balance at June 30, 2009	65,081,013	$650,800	$38,482,100	$(42,958,900)	$(3,826,000)
Stock issued upon conversion of debt	904,375	9,100	156,600		165,700
Net Income				127,400	127,400
Balance at March 31, 2010	65,985,388	$659,900	$38,638,700	$(42,831,500)	$(3,532,900)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2010
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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.  Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $925,000 through March 31, 2010 and 2009 respectively, and represented 99% of all revenue through those interim periods.

4.  Stockholders' Equity

During the nine months ended March  31, 2010 we issued 670,000 common shares to Redcliffe Svenska that were valued at $0.06 per share or $ 40,000 in satisfaction of $134,000 in debt owed Redcliffe. Fair value was measured by obtaining quotes for the bid and ask of the common stock on the date of the agreement. Redcliffe, however, is considered a related party and, accordingly, no gain on the extinguishment of debt was recognized. The transaction was recorded as a capital transaction.

5.  Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $468,600 at March 31, 2010. We also continue to owe $757,000 in accrued compensation to John Foster, our current CEO.

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

Overview and Financial Condition

During the nine months ended March 31, 2010, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the nine months ended March 31, 2010 and 2009

The Company had  revenues for the nine months ended March 31, 2010 of $927,400 up from $925,000 for the same period ended March 31, 2009.  During the period, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $418,400 for the nine months ended March 31, 2010, up from $279,200 for the comparable period in 2009.  Liabilities for Legal Settlements and Judgments at March 31, 2010 were $225,200, down from $472,700 for March 31, 2009.    This reduction was due to a reduction in amounts due brought about by negotiated settlements and amounts paid in settlement of litigation and claims.

Net Income  per common share was Nil  in  the nine months ended March 31, 2010 down  from $0.01 for the same period the prior year due to the decrease in income from excess value of renegotiated settlements to $36,500 for the period ended March 31, 2010 down from $1,070,500 for same period the prior year.

As of March 31, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion indicating that because the Company may not have readily available resources to fund the Company through June 30, 2010, there is a substantial doubt as to the Company’s ability to continue as a going concern.  The Company is dependent upon the continued payment of contract obligations from a single customer and while payments have been made under the terms of the contract through the date of this filing,  there is no other assurance that such payments will be paid when due.    The company has no liquid reserves from which to fund operations in the event that such payments are not made.

In addition,  this contract ends, if not extended by mutual agreement, as of December 31, 2010, half way through the Company’s fiscal year.  The Company expects to negotiate a similar contract with either this contract customer or its affiliates who have received benefit of the company’s work and to bring on additional customers, however no follow on or additional contracts have yet been signed.   In the event that not such contracts are forthcoming, the company will not be able to continue operations.

This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we collect contract payments due us and obtain additional capital from sources other than operations.

Liquidity and Capital Resources

	Cash Flows Nine Months Year Ended
	March 31, 2009	March 31, 2010

Net Cash Generated by Operating Activities	$529,300	$206,100
Net Cash Used by financing Activities	$505,700	$175,800

Cash Ending	$23,600	$32,800

During the nine months ended March 31, 2010,  the Company continued pursuing settlement of its outstanding litigation and settlement of various debt obligations  Although at a slower rate than the same period  the prior year.

Net Cash Generated from Operating Activities   for the nine months ended March 31, 2010 was $206,100  down from $529,300 for the same period the prior year primarily due to the  decrease in deferred income to $110,000 from $340,000 for the same period in  2009.  and  to a decrease in excess carrying value of renegotiated payables to $36,500 from $1,070,500 for the nine months ended March 31, ,2009.   These debt forgiveness amounts consisted of excess carrying value of settled obligations, accrued interest, write off of obligations deemed unenforceable and other.

Net Cash used by financing activities for the period decreased in 2010 to $175,800 over $505,700 for the same period the prior year with the significant portion $149,300 in 2010 being used for payments on settlements and judgments although $483,700 was used for this purpose the same period in 2009.  The Company had $32,800.00 in cash as of June 30, 2010.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.  Although the Company expects to focus on expansion of its customer base and service offerings, revenue for 2010 has been from limited contract sources and there is no assurance that the revenues will continue to be generated in the future without expansion of the Company’s customer base.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

The Company generated  $206,100 in cash from operating activities for the nine months ended March 31, 2010 compared with $529,300  for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities

During the nine months ended March 31, 2010 the Company exchanged 904,375 shares of its common stock for that satisfaction of $165,700 debt.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $261,100 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $200,000 per year. This agreement has been extended and renewed from time to time.

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

The limited size of the company including  a limited staff makes it extremely difficult to segregate duties in a way that will allow disclosure controls and procedures to be implemented in an effective way.  The company continues to rely on contract and external professionals to assist in various tasks for disclosure.    To the extent that the Company is able to add executive and professional staff with increased business, it will continue its efforts to create an effective system of disclosure controls and procedures.

a)
The Company lacks the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely.

b)	The Company currently relies upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
c)
Lack of sufficient segregation of duties.  Specifically, this material weakness is such that management must rely primarily on detective controls and controls could be strengthened by adding preventative controls to properly safeguard company assets.

Changes in Internal Controls

We have also evaluated our internal control for financial reporting and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.  This matter has been settled subsequent to the reported period and the Company was making payments against a settlement agreement with the final payment being made September 15, 2009.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2003 for payment of a sum certain over time. The Company failed to perform and a judgment of $229,875 was entered by stipulation on April 11, 2003.  This matter was settled  and paid.

The "Muller & Smith Case".  A lawsuit was filed for  indemnification and reimbursement of legal fees regarding the  Pfannebecker  Case.  A judgment  was entered against Odyssey in the amount of $360,000. Subsequently attorney’s fees of $85,000 were granted resulting in an aggregate of $445,000 plus accrued interest due.   This matter has been settled and paid

Lawsuit - Watson,  Farley and  Williams v.  Odyssey  Pictures  Corp.,  Gold Leaf Pictures,  Belgium,  Johan Schotte,  Chardonnay  Enterprise Ltd, and A Hero From Zero N.V.  Complaint  filed April 30,  2001,  New York Supreme  Court,  New York County,  for  balance  owing  of  services  rendered  from  the  period beginning  1997 through to April of 2001.  Odyssey has answered this  complaint, although it was not  notified  until August 10, 2001 denying its position in the named  defendants.  Odyssey  contends  that it  did,  in  fact,  pay any and all outstanding   related   legal  bills  related  to  the   Plaintiff’s  corporate involvement.  Odyssey  had  offered a  settlement  on  behalf  of the  remaining defendants.  No response  has been made from the  Plaintiff on this matter as of the date of this report.

In August of 2003. the Company received notice of a federal tax lien being filed in the amount of $27,210 for  non-payment of federal  payroll tax deposits.   The Company has paid this obligation.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2010 the Company exchanged 904,375 shares of its common stock for that satisfaction of $165,700 debt.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the period ending March 31, 2010.

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