Form 10-K
period 2010-06-30
ODYSSEY PICTURES CORP
filed 2010-10-14
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☒ Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $3,845,123 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

As of June 30, 2010 there were outstanding 68,150,888 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-K
Report for the Fiscal Year
Ended June 30, 2010

i

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

Operations

The Company's operations have been greatly reduced as a result of there structuring of the Company by management. The Company's principal office is located in Plano, Texas (see "Properties") and, as of June 30, 2010, the Company had three full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, along with an administrative assistant and an office assistant in the Plano office. The company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

The Company has continued to expand development of its own web site for use in the distribution of broadcast media and other products.

The Company  sells branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies. These projects are managed by the Company and are completed using principally third party contract services. To the extent that the company relies on outside vendors, there is no assurance that acceptable vendors will remain available to enable the Company to continue to offer these services as part of its business offering however, to the extent they are available, the Company expects to expand this line of business in addition to other related businesses.

ITEM 2.          PROPERTIES

During the reported period, the Company conducted its operations out of leased premises at 2321 Coit Rd. Suite E, Plano, Texas, consisting of approximately 2,500 square feet.  Rent expense for each of the fiscal years through end of term at June 30, 2010, is as follows:
June 30, 2010	$30,923
June 30, 2009	$22,900

 ITEM 3.          LEGAL PROCEEDINGS

Ian Jessel v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to November 2001 for payment of a sum certain over time. The Company failed to perform and a judgment of $369,160 was entered by stipulation on May 13, 2004.  This matter has been settled.  The Company made payments against this settlement agreement with the final payment being made September 15, 2009.

Dennis Morgan v. Odyssey Pictures Corp. A settlement of this breach of contract matter had been negotiated prior to 2009 for payment of a sum certain over time. The Company paid the final payment on September 30, 2009 and the matter settled.

Lawsuit- Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on June 30, 2010.

In August of 2003, the Company received notice of a federal tax lien being filed in the amount of $27,210 for non-payment of federal payroll tax deposits. The Company paid this obligation during the reported period.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus prejudgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida.  The Company entered into an agreement with Distinct Web concerning the settlement of this judgment after the end of the fiscal year.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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

ITEM 4.          (REMOVED AND RESERVED)

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

Common Stock

Fiscal 2009	High	Low
First Quarter	$.013	$.005
Second Quarter	.018	.006
Third Quarter	.055	.008
Fourth Quarter	.09	.05

Fiscal 2010	High	Low
First Quarter	$.13	$.05
Second Quarter	.10	.031
Third Quarter	.07	.031
Fourth Quarter	.09	.055

 As of June 30, 2010, there were approximately 4,251 record holders of the Company's Common Stock.

In January, 2009, the Company completed the cancellation of 41,840,469 shares of its common stock previously held by seven (7) individuals and companies.    The shares were acquired by the Company for a total of $105,000 in cash and were cancelled and returned to “authorized but unissued” status pursuant to a unanimous consent of the Company’s Board of Directors and Nevada Law.

On April 20, 2010, the Company completed settlement of existing debt consisting of notes for cash, prepaid subscriptions for cash, services and other consideration totaling $169,869.52 in exchange for 2,165,500 shares of the Company’s common stock.

 On June 15, 2009, the Company issued 670,000 shares of common stock to Redcliffe Svenska, SA. These shares were sold in exchange for the settlement  of $134,000 in debt represented by cash advances from Redcliffe Svenska, SA  in addition to the waiver of any and all outstanding interest owed to them by the Company for this debt as well as any and all outstanding interest owed on an additional debt of $80,000 which was earlier converted into shares.  At the time of this transaction Redcliffe Svenska, SA held 22,000,000 shares of the company’s common stock.

On August 15, 2009, the Company issued 234,375 shares of common stock to Amarillo Entertainment, Inc. the shares were sold in exchange for the settlement of a $25,000 note represented by cash advances from Amarillo Entertainment, inclusive of all interest owed.

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

Overview

During all periods included in this Annual Report, the Company has maintained consistent operations. As of the date of this report, the Company has had limited ongoing operations catering to a single client with services consisting of: creating brand marketing, web site design and development services, Internet broadcast development specialized graphics and online business presentation services to Company’s  client and a limited number of their companies. These projects are managed by the Company and are completed using principally third party contract services.   The revenue derived  from these services has assisted the company with capital to pay legal fees to settle claims and expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other costs related to financial disclosure obligations.

Results of Operations for years ended June 30, 2009 and 2010

Sales for the year ended June 30, 2010 were $1,204,200, compared to $1,225,300 for the year ended June 30, 2009 resulting in Income Before other Income and Taxes of $69,800 for the period ended June 30, 2010 down from $323,200 the prior year.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.  Selling, general and administrative expenses increased to $575,400 for the year period ended June 30, 2010 from $434.906 for the  prior year.

Interest expense decreased to $74,500 for the year ended June 30, 2010 from $181,700 for the prior year.   We recognized the full discount as interest expense in the current period.

Earnings for the year ended June 30, 2010 were $51,700 down  from $2,937,800 for the year ended June 30, 2009. The Earnings for the year ended June 30, 2009 included an entry for Excess Carrying Value of Renegotiated Payables of $2,796,300 compared to $59,300 for the reported year.   This resulted in Earnings per Share of $.04 for the year ended June 30, 2009,  compared to Nil for the year ended June 30, 2010.

As of June 30, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

There is substantial doubt about the company's ability to continue as an ongoing business due to a $3.2 million working capital deficiency as substantiated by the financial statements in this report. It should be noted that this working capital deficiency is 50% comprised of debt to related parties. Whereas the Company has been consistently profitable with positive cash flows during these past nine fiscal quarters, and we continue to expand into other markets, we cannot guarantee or ensure present activity as a future trend. Should the Company experience an interruption in the current services that it provides its captive client, or our market activity does not result in expanded revenue resources, we would be required to seek alternative financing and raise additional funds to finance operations in order to remain a going concern. If this were the case, we might not be able to timely and effectively receive positive response to new capital needs and, if we do, we are not assured that the terms of any financing would be affordable or advantageous to continued operations.

To offset this uncertain element, the company has recently embarked on new avenues of business in building strategic relationships with other successful sales agencies, production companies and prospective clients. If we were required to afford operations and accommodate our working capital deficiency without the necessary timeliness or our proposed business elements in place, we would be unable to assert that our current cash and cash equivalents would be sufficient and, as a result, there would be substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

During the year ended June 30, 2010 we issued 3,069,875 shares of our common stock. 2,165,000 shares were issued as consideration in the settlement of existing obligations. The shares were valued at $140,758 or about $0.065 per share and reflect the market value at the grant date.  We also issued 670,000 shares to Redcliffe in settlement of $134,000 owed. The amount due Redcliffe exceeded the fair value of the stock by $94,000. Redcliffe was considered a related party at the date of settlement and the excess over fair value was, accordingly, considered a capital transaction. We also issued 234,375 shares in full payment of a note. The shares issued were valued at the quoted market price at the date of grant.

During the year ended June 30, 2009 we issued 8,000,000 shares of our common stock upon the conversion of $80,000 of convertible notes payable. We also purchased and constructively retired 41,840,469 shares of our common stock in December, 2008. The repurchase price of $105,000 was $313,400 less than the par or stated value of the shares. Accordingly, the excess was credited to additional paid-in capital.

	Cash Flows Year Ended
	June 30, 2010	June 30, 2009
Net Cash Generated by Operating Activities	$223,100	$639,700
Net Cash Used by financing Activities	$202,900	$634,600
Cash Ending	$19,900	$2,500

The Company had Net Cash Generated from Operating Activities of $223,100 after operating expenses for the year ended June 30, 2010 down from $639,700 for the prior year. The Company had $19,900.00 in cash as of June 30, 2010.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2010.

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

Revenue Recognition. The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). Revenues from licensing contracts are recognized when the project is completed and delivered or is available for exhibition by the licensee or client and when certain other conditions are met. All revenues for the periods presented were derived principally from royalty and services contract and, in some cases, the foreign distribution rights and continuing ancillary revenues from media products that the Company has had in circulation, such as foreign income from soundtracks or other revenue not previously accounted for (known as “residuals") relating thereto.

Stock Based Compensation. We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company s Own Stock: We account for obligations and instruments potentially to be settled in the Company s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

None

ITEM 9A(T).       INTERNAL CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the lack of  sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff.   Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the following:

•
Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the lack of  sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

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

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	57	Director, Chairman of the Board and CEO/President
Dan Persson	71	Director
Stefan Drakelid	57	Director, Vice Chairman of the Board
Frank Saran	54	Director

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

Mr. Stefan Drakelid holds an LL.M. degree from the University of Lund, Sweden. He has specialized in economics, taxation law and legal issues relating to entertainment since 1981, acting as consultant and co-partner/investor in Scandinavia, Great Britain and the United States.  He is an advisor to Siguiente Capital AB, a venture capital company in Sweden.

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

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2010. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

	Summary Compensation Table Annual Compensation					Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All other Compensation
John W. Foster,	2010	*	$200,257	–	–	–	–
President/CEO	2009		$142,000

*Mr. Foster has previously waived a portion of his salary.  As of June 30, 2010 Mr. Foster currently owed $759,918.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2010 or in 2009.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note:  No bonus has been paid or distributed in the past four fiscal quarters of  this reporting period or fiscal 2009.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2010 and for the same period ending June 30, 2009.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2009 and 2010.  Mr. Foster has previously waived a portion of his salary.  As of June 30, 2010 Mr. Foster currently owed $759,918.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of June 30, 2010, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.
		Shares
		Beneficially	Percentage
Name of beneficial owner	Status	owned	of Class

John W. Foster	Director, President and CEO	2,000	Less than 1%
Stefan Drakelid	Director	7,286,235	10.69%
Frank Saran	Director	1,000,000	1.467%
Dan Persson	Director	100,000	Less than 1%
Redcliffe Svenska, SA	5% holder	8,494,350	12.46%

All Executive Officers & Directors And Affiliates		16,883,585	24.777%

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

John W. Foster	Director, Chairman, President and CEO
Stefan Drakelid	Director, Vice Chairman
Frank Saran	Director
Dan Persson	Director

In January 2009, the Company completed the sale of 2,500,000 shares of the Company’s common stock to Future Vision Consulting, SA for $125,000 in cash.   Stefan Drakelid, a member of the Company’s Board of Directors, is a principal of Future Vision Consulting, SA.

The Board of  Directors of the Company on June 15, 2009 approved the sale of 670,000 shares of the Company’s common stock to Redcliffe Svenska, SA.   These shares were sold in exchange for the settlement of $134,000 in debt represented by cash advances from Redcliffe Svenska, SA  in addition to the waiver of any and all outstanding interest owed to them by the Company for this debt as well as any and all outstanding interest owed on an additional debt of $80,000 which was earlier converted into shares.  At the time of this transaction Redcliffe Svenska, SA held 22,000,000 shares of the company’s common stock.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)    Audit Fees:  The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2009 and $9,500 for the Year ended 2008.

(2)    Audit Related Fees:   None

(3)    Tax Fees:                      None

(4)    All Other Fees:             None

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, as amended through June 30, 1995 (1)
3.2	Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3	Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4	By-laws (1)
4.1	Indenture between Odyssey and Continental Stock Transfer and Trust Company ("Continental") dated as of July 15, 1987 (1)
4.2	Form of Supplemental Indenture between Continental and the Company (1)
4.3	Form of Common Stock Certificate (1)
4.4	Form of options granted of officers, directors and 5%stockholders (2)
4.5	Form of Warrant issued to purchasers parties to the 1995Private Placement completed September 30, 1995 (5)
4.6	Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30,1995 )5)
4.7	Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April1995 (5)
4.8	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996 (8)
4.9	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider (7)
4.11	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith (7)
4.12	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)
4.13	Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)4.14 Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)
4.15	Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)
10.01	1989 Long Term Incentive Plan (1)
10.02	Sub-Lease for office premises at 16910 Dallas Parkway, Suite104, Dallas Texas dated February 1, 2001 (8)
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

10.05	Employment Agreement with Johan Schotte, dated March 2, 1998 (10)
10.31	Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)
10.32	Asset Purchase Agreement between the Company and Kimon Mediaright KB, a Swedish limited partnership, dated July 14, 1998(10)
10.33	Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)
10.34	Employment Agreement with Ian Jessel, dated December, 1998 (13)
10.35	Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)
21.1	Subsidiaries of the Registrant (3)
31.1	Officer's Certification Pursuant to Section 302 (14)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

Odyssey Pictures Corporation
Balance Sheet

Assets	June 30, 2010	June 30, 2009

Current Assets
Cash & cash equivalent's	$19,900	$2,500
Prepaid expenses	40,100	0
Total current assets	60,000	2,500

Property & equipment (net)	2,100	0
Intangible assets, net	0	6,500
Other	2,600	2,600

Total assets	$64,700	$11,600

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$20,600	$166,500
Accounts payable-related parties	261,000	401,400
Accrued interest	818,800	716,900
Other accrued expenses	781,800	761,300
Legal settlements & judgments	216,900	324,900
Current debt obligations due within one year	213,900	0
Debt obligations in default	339,000	755,500
Deferred income	655,000	445,000
Total current liabilities	3,307,000	3,571,500

Related parties	128,500	156,100
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value 68,150,888 issued & outstanding (65,081,013 in 2009)	681,500	650,800
Additional paid in capital	38,744,900	38,482,100
Accumulated deficit	(42,907,200)	(42,958,900)
Total Stockholders' Deficiency	(3,480,800)	(3,826,000)

Total Liabilities and Stockholders' Deficiency	$64,700	$11,600
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Operations

	Years Ended June 30,
	2010	2009

Net Sales of services	$1,204,200	$1,225,300
Costs Applicable to Sales & Revenue	439,100	359,800

Gross Profit	765,100	865,500

Selling, General & Administrative Expenses	575,400	434,900
Settlements, net	119,900	107,400
Total Operating Expenses	695,300	542,300
Income (Loss) Before Other Income & Income Taxes	69,800	323,200

Other Income (Expense)
Excess carrying value of renegotiated payables	59,300	2,796,300
Interest (Expense)	(74,500)	(181,700)
Income (Loss) Before Income Taxes	54,600	2,937,800

Income Taxes	2,900	0

Net Income available to common shareholders	$51,700	$2,937,800

Basic and Diluted Net Income Per Common Share	Nil	$0.04
Weighted Average Common Shares Outstanding (Basic)	66,384,088	79,671,688
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Cash Flows
	Year Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$51,700	$2,937,800
Adjustments required to reconcile net loss to cash flows
from operating activities:
Excess carrying value of renegotiated payables	(59,300)	(2,796,300)
Depreciation & impairment	7,200	0
Expenses paid by the issuance of common stock	140,800	0
Changes in Operating Assets & Liabilities:
Prepaid expenses	(40,100)	0
Increase in deferred income	210,000	445,000
Decrease in payables to affiliates	(168,000)	(66,800)
Accounts Payable & Other	80,800	120,000
Net cash generated by operating activities	223,100	639,700

Cash Flows from Investing Activities:
Purchase of equipment	(2,804)	0
Security deposits	0	(2,600)
Net cash used by investing activities	(2,804)	(2,600)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	0	125,000
Acquisition of treasury stock	0	(105,000)
Payments made on long term debt	(45,400)	(43,000)
Payments made on settlements & judgments	(157,500)	(611,600)
Net cash used by financing activities	(202,900)	(634,600)

Net Change In Cash	17,400	2,500
Cash-Beginning	2,500	0
Cash-Ending	$19,900	$2,500
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Statement of Stockholders' Deficiency
	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at June 30, 2008	99,471,482	$994,700	$38,047,200	$(45,896,700)	$(6,854,800)
Acquisition & retirement of treasury stock	(41,840,469)	(418,400)	313,400		(105,000)
Fair value of stock returned as part of settlement agreements	(3,050,000)	(30,500)	(22,000)		(52,500)
Stock issued for cash	2,500,000	25,000	100,000		125,000
Derivatives reclassified as permanent equity			17,400		17,400
Fair value of other warrants issued			26,100		26,100
Stock issued to Redcliffe upon conversion of debt	8,000,000	80,000			80,000
Net Income				2,937,800	2,937,800
Balance at June 30, 2009	65,081,013	$650,800	$38,482,100	$(42,958,900)	$(3,826,000)
Fair value of stock issued under settlement agreements	2,165,500	21,700	119,100		140,800
Stock issued upon conversion of debt	904,375	9,000	143,700		152,700
Net Income				51,700	51,700
Balance at June 30, 2010	68,150,888	$681,500	$38,744,900	$(42,907,200)	$(3,480,800)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND

SIGNIFICANT ACCOUNTING POLICIES

 June 30, 2010

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the marketing, sales and branding services, intellectual property management in the media and entertainment industry, specifically, in connection with the development, production and distribution of proprietary product feature films, broadcast media and specialized productions.

Significant Accounting Policies

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.  Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, ASC 718 required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820  specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

 The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Earnings per Common Share: We have adopted the provisions of ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ODYSSEY PICTURES CORPORATION

NOTES TO FINANCIAL STATEMENTS

 June 30, 2010

1. Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $1,200,000 through June 30, 2010 and the same in 2009, and represented 99% of all revenue.

2. Notes and Loans Payable:

As of June 30, 2010 we owe $552,900 to approximately 25 unsecured note holders. The notes vary in amounts and interest rates and range from $3,250 to $160,000. Interest rates average about $8%. We reestablished terms on 5 such notes in 2010 to bring the company into terms. Accordingly, we are within terms on note aggregating $213,200 and remain in default on notes aggregating $339,000.

3. Income Taxes:

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $ 39,470,000. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax assets.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2010 and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

4. Commitments:

Leases The Company leases its office space. Rent expense was $30,923 and $22,900 for the years ended June 30, 2010 and 2009 respectively. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments are as follows:

2011	30,923
2012	30,923
2013	23,192
$85,038

Employment Agreements

As of July of  2001 Mr.  Foster served as President and was voted as Chairman and CEO by the  Board of  Directors.  He received a pay increase to $14,700  per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30, 2003 and each year thereafter.   From the years, 2004 through 2006, Mr. Foster's salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2010 and 2009.  Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expensed by the Company. Beginning January 2008 Mr. Foster’s salary was readjusted at a rate of $6,850 monthly, and then again adjusted in July of 2008 to $9,850 monthly. He also receives a medical and life insurance allowance.  Mr. Foster’s monthly salary was $16,688 in fiscal 2010 and $11,835 in fiscal 2009.  Mr. Foster is currently owed $759,918 under this agreement.

Settlements & Judgments

Material Items are as follows:

We remain liable for $216,900 due to five outstanding judgments and liens. The amounts range from $6,800 to $100,000. Such amounts bear interest at the jurisdictional statutory rate and may vary over time.

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

Currently two such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to “Judgments and settlements” on the balance sheet. We settled and paid a dispute with Matheson in 2009 for $40,000 and have reclassified this amount from our current reserve estimate.

Discharge of Debt

In 2009 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and five judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2010	2009

Excess carrying value of settled obligations	$52,705	$1,053,767
Related accrued interest	6,663	720,125
Obligations deemed barred by statute of limitations	0	913,680
Other	0	108,728
	$59,368	$2,796,300

5. Stockholders' Equity:

         Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

During the year ended June 30, 2010 we issued 3,069,875 shares of our common stock. 2,165,000 shares were issued as consideration in the settlement of existing obligations. The shares were value at $140,758 or about $0.065 per share and reflect the market value at the grant date. We also issued 670,000 shares to Redcliffe in settlement of $134,000 owed. The amount due Redcliffe exceeded the fair value of the stock by $94,000. Redcliffe was considered a related party at the date of settlement and the excess over fair value was, accordingly, considered a capital transaction. We also issued 234,375 shares in full payment of a $25,000 note. The shares so issued were valued at the quoted market price at the date of grant.

During the year ended June 30, 2009 we issued 8,000,000 shares of our common stock upon the conversion of $80,000 of convertible notes payable. We also purchased and constructively retired 41,840,469 shares of our common stock in December, 2008. The repurchase price of $105,000 was $313,400 less than the par or stated value of the shares. Accordingly, the excess was credited to additional paid-in capital.

6. Stock Options and Warrants:

Summary of Warrant Activity

As part of a restructured settlement agreement, in 2009 we issued 400,000 warrants. Exercise price are $0.10 and expired three years from the date of issuance. We evaluate and account for such securities in accordance with EITF Issue No. 00-19 and FASB ASC 815, Accounting for Derivative Financial Instruments.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2009-2010 were a volatility of 164%, common stock value of $0.078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2009	4.4%	0.0%	164.0%	36-48 mos.
2010	4.4%	0.0%	164.0%	36-48 mos.

 The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

	Shares
Options outstanding at June 30, 2008	3,170,480	$0.32
Granted	400,000	$0.00
Exercised	0	$0.00
Lapsed	(500,000)	$0.10
Options outstanding at June 30, 2009	3,070,480	$0.05	2.3	$32,854
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(2,670,480)	$0.05
Options outstanding at June 30, 2010	400,000	$0.10	1.8	$0
Options exercisable at June 30, 2010	400,000	$0.10	1.8	$0

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2010:
	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	Weighted average exercise price	Weighted average remaining life in months	Shares	Weighted average exercise price
$ 0.01-$ 0.50	400,000	$0.10	21.5	400,000	$0.10
$ 0.51-$ 1.00	0	$0.00	0.0	0	$0.00
Total Shares	400,000			400,000

7. Related Party Transactions not Disclosed Elsewhere:

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a company owned by John Foster, our current president.  At June 30, 2010 advance payments were made for July travel and payroll totaling $40,124. Texas Media Management also acts on behalf of the company as paying agent. Amounts transferred to Texas Media Management in 2010 and 2009 in such capacity amounted to $317,000 and $350,000 respectively. These amounts also included 100% of Mr. Foster's salary, expense allowances, reimbursements of expenses, required advances pur agreement, and other related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales: Our primary source of revenue is generated through our “Branding & Services” agreement with Unilistings UK. Unilistings is a company owned or controlled by a former director of the company. The former director controls approximately 5.8 million shares of our stock or about 8.5% as of June 30, 2010.

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid or incurred in previous years due to JL Media, a company minority owned and controlled by John Foster. The total of such items due was $557,470 at June 30, 2009. During 2010 we were billed $12,883 for current services and paid amounts due of $180,890 resulting in a balance of $389,463 at June 30, 2010.

8. Results of Operations and Management's Plans:

The Company's  continued  existence is dependent upon its ability to resolve its near-term and long-term liquidity issues.  The Company must continue to sustain a profitable level of operations with positive cash  flows and must continue to obtain affordable financing adequate to meet its ongoing growth requirements. To continue its growth pattern, the company has established a niche in the Branding Services it offers and has begun soliciting an expanded client base in need of its unique proprietary services. In addition, the Company has established a new division in the entertainment field by reconnecting to all of the international markets and festivals and has established strategic alliances with several companies to launch new services as a Producers Representative and providing expertise in marketing, development, exhibition, and international distribution for other sales companies, sales agents and producers worldwide. The company has been asked to represent several high-profile properties in the broadcast markets, more specifically in the development and exploitation of series for television, DVD sales, and IP TV broadcast, the latter of which the company has developed extensively to accommodate future needs of each client and strategic alliance party. The  Company's  operations and debt structure have been greatly reduced as a result of the restructuring of the Company by management. The Company's  principal office is located in  Plano, Texas and as of June 30, 2010, the Company had three full-time employees, consisting  of Mr. Foster, the CEO and President, an administrative manager and an office assistant. The Company also hires on occasion, several professionals in advisory capacities and sales on a contract or commission basis. Additional staff is planned in the administrative and sales areas.

Subsequent Events:

In September of 2010, the Company entered into a settlement agreement with Distinct Web Creations. The agreed-upon terms allow for full settlement and release of judgment upon final payment which is scheduled to be made on or before the end of January, 2011. The initial payment to secure the arrangement was made on September 24, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2010 and 2009 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2010 and 2009 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $3.2 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2011. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 14, 2010

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL
Orlando, FL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Dated: October 14, 2010

by: /s/ John W. Foster
John W. Foster,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ John W. Foster
John W. Foster,
CEO, Chairman and President