Form 10-Q
period 2010-09-30
ODYSSEY PICTURES CORP
filed 2010-11-12
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2010

☐TRANSITION REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share 68,150,888 outstanding shares as of September 30, 2010.

ODYSSEY PICTURES CORPORATION

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of September 30, 2010 and June 30, 2010	3
	Statements of Operations for the Three Month Periods Ended September 30, 2009 and 2010 and Statements of Cash Flows for the Three Month Periods Ended September 30, 2009 and 2010	4
	Statement of Stockholders’ Deficiency for the period ended September 30, 2010	5
	Notes to Interim Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4T.	Controls and Procedures	8

PART II – OTHER INFORMATION		9

Item 1.	Legal Proceedings	9
Item 1A.	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Removed and Reserved	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

Signatures		11

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	Sept 30, 2010	June 30, 2010
	(unaudited)

Current Assets
Cash & cash equivalent's	$3,000	$19,900
Advances to unconsolidated affiliates	25,500	0
Prepaid expenses	45,000	40,100
Total current assets	73,500	60,000

Property & equipment (net)	1,900	2,100
Other	2,600	2,600

Total assets	$78,000	$64,700

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$31,900	$20,600
Accounts payable-related parties	227,300	261,000
Accrued interest	811,300	818,800
Other accrued expenses	687,200	781,800
Legal settlements & judgments	181,000	216,900
Current debt obligations due within one year	199,900	213,900
Debt obligations in default	339,000	339,000
Deferred income	555,000	655,000
Total current liabilities	3,032,600	3,307,000

Related parties	139,300	128,500
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency: common stock-110,000,000 authorized $0.01 par value 68,150,888 issued & outstanding	681,500	681,500
Additional paid in capital	38,744,900	38,744,900
Accumulated deficit	(42,630,300)	(42,907,200)
Total Stockholders' Deficiency	(3,203,900)	(3,480,800)

Total Liabilities and Stockholders' Deficiency	$78,000	$64,700

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Three Months Ended Sept 30,
	2010	2009

Net Sales of services	$450,000	$301,900
Costs Applicable to Sales & Revenue	91,000	78,300

Gross Profit	359,000	223,600

Selling, General & Administrative Expenses	121,200	125,600
Settlements, net	200	3,500
Total Operating Expenses	121,400	129,100
Income (Loss) Before Other Income & Income Taxes	237,600	94,500

Other Income (Expense)
Excess carrying value of renegotiated payables	56,700	7,800
Interest (Expense)	(17,400)	(33,200)
Income (Loss) Before Income Taxes	276,900	69,100

Income Taxes	0	0

Net Income available to common shareholders	$276,900	$69,100

Basic and Diluted Net Income Per Common Share	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	68,150,888	65,081,013

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Three Months Ended Sept 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$276,900	$69,100
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(56,600)	0
Depreciation & impairment	200	0
Changes in Operating Assets & Liabilities:
Prepaid expenses	(4,900)	0
Operating advances to unconsolidated affiliates	(25,500)	0
Increase in deferred income	(100,000)	60,000
Decrease in payables to affiliates	(22,900)	(15,300)
Accounts Payable & Other	(66,100)	19,400
Net cash generated by operating activities	1,100	133,200

Cash Flows from Financing Activities:
Payments made on long term debt	(14,000)	(14,000)
Payments made on settlements & judgments	(4,000)	(107,900)
Net cash used by financing activities	(18,000)	(121,900)

Net Change In Cash	(16,900)	11,300
Cash-Beginning	19,900	2,500
Cash-Ending	$3,000	$13,800

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

1.    Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2010 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.    Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $300,000 through September 30, 2010 and 2009.    In addition,  Odyssey recognized an additional $150,000 in revenues during the reported period from FilmZone, LLC, a limited liability company in which Odyssey holds a non-operating 50% interest.  Odyssey has undertaken to provide graphic design and integration services; website functionality development; website content and marketing services to expand brand awareness to three client companies  of FilmZone.

4.    Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $366,600 at September 30, 2010. We also continue to owe $687,200 in accrued compensation to John Foster, our current CEO.

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

Overview and Financial Condition

During the nine months ended September 30, 2010, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and from raising capital to pay legal fees to settle claims and of expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other expenditures related to financial disclosure obligations.

Results of Operations for the Three months ended September 30, 2010 and 2009

The Company had  revenues for the three months ended September 30, 2010 of $450,000 up from $301,900 for the same period ended September 30, 2009.  During the three months ended September 30, 2010, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses decreased to $121,200 for the three months ended September 30, 2010,  down from $125,600 for the comparable period in 2009.

Liabilities for Legal Settlements and Judgments for the three months ended September 30, 2010 were $181,000, down from $216,900 for the three months ended September 30, 2009.    This reduction was due to a reduction in amounts due brought about by negotiated settlements and amounts paid in settlement of litigation and claims.. (see Part II, Item 1, Legal Proceedings below.)

Net Income  per common share was Nil for the three months ended September 30, 2010 and for the same period the prior year.   Total net income available to shareholders was $276,900 for the quarter ended September 30, 2010, up from $69,100 for the same period the prior year.  The additional revenue and net income was attributable to the addition of a larger branding services customer.

As of September 30, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and no revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

	Cash Flows Three Months Ended
	September 30, 2010	September 30, 2009

Net Cash Generated by Operating Activities	$1,100	$133,200
Net Cash Used by financing Activities	$18,000	$121,900

Cash Ending	$3,000	$13,800

The Company generated $1,100 in cash from operating activities for the three months ended September 30, 2010 compared with $133,200 for the same period the previous year.   Cash and Cash Equivalents  at September 30, 2010 was $3,000 down from $19,900 at June 30, 2010.   The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities:

During the quarter ended September 30, 2010,  the Company made payments to settlements  and judgments and payments on long term debt of $18,000 down from $121,900 for the period ended September 30, 2009 and continued to renegotiate Company obligations and apply resources to reduce or eliminate such items.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2010 due to the lack of  sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff.   Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

PART II – OTHER INFORMATION

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

Lawsuit- Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on September 30, 2010.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus prejudgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida.  The Company entered into an agreement with Distinct Web concerning the settlement of this judgment after the end of the fiscal year.  During the reported period, the Company has entered into a settlement agreement with Distinct Web and is making payments on that agreement.  On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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
John W. Foster
Chairman and CEO