Form 10-Q
period 2010-12-31
ODYSSEY PICTURES CORP
filed 2011-02-14
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2010

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

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 68,150,888  outstanding  shares as of December 31, 2010.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited
Balance Sheets as of December 31, 2010 and June 30, 2010
Statements of Operations for the Three Month Periods Ended December 31, 2009 and 2010 and Statement of Operations for the Six Month Periods Ended December 31, 2009 and 2010
Statements of Cash Flows for the Six Month Periods Ended December 31, 2009 and 2010
Statement of Stockholders’ Deficiency for the period ended December 31, 2010
Notes to Interim Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities
Item 4.	Other Information
Item 5.	Exhibits

Signatures

Odyssey Pictures Corporation
Balance Sheet

Assets	Dec. 31, 2010	June 30, 2010
	(unaudited)

Current Assets
Cash & cash equivalent's	$1,000	$19,900
Accounts receivable	500	0
Prepaid expenses	37,200	40,100
Total current assets	38,700	60,000

Property & equipment (net)	1,600	2,100
Production advances	185,500	0
Other	2,600	2,600

Total assets	$228,400	$64,700

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$81,800	$20,600
Accounts payable-related parties	194,600	261,000
Accrued interest	828,600	818,800
Other accrued expenses	698,200	781,800
Legal settlements & judgments	161,500	216,900
Current debt obligations due within one year	199,900	213,900
Debt obligations in default	330,000	339,000
Liability to issue common stock	495,000	0
Deferred income	255,000	655,000
Total current liabilities	3,244,600	3,307,000

Related parties	118,500	128,500
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
68,150,888 issued & outstanding	681,500	681,500
Additional paid in capital	38,995,400	38,744,900
Unamortized deferred compensation	(216,500)	0
Accumulated deficit	(42,705,100)	(42,907,200)
Total Stockholders' Deficiency	(3,244,700)	(3,480,800)

Total Liabilities and Stockholders' Deficiency	$228,400	$64,700

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended December 31,		Six Months Ended Dec 31,
	2010	2009	2010	2009

Net Sales of services	$751,300	$325,000	$1,201,300	$626,900
Costs Applicable to Sales & Revenue	149,800	81,800	240,800	160,100

Gross Profit	601,500	243,200	960,500	466,800

Selling, General & Administrative Expenses	658,900	163,300	780,100	288,900
Settlements, net	0	4,900	200	8,400
Derivative valuation charges	0	0	0	0
Total Operating Expenses	658,900	168,200	780,300	297,300
Income (Loss) Before Other Income & Income Taxes	(57,400)	75,000	180,200	169,500

Other Income (Expense)
Excess carrying value of renegotiated payables	0	28,700	56,700	36,500
Interest (Expense)	(17,200)	(33,200)	(34,600)	(66,400)
Income (Loss) Before Income Taxes	(74,600)	70,500	202,300	139,600

Income Taxes	0	0	0	0

Net Income available to common shareholders	$(74,600)	$70,500	$202,300	$139,600

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	65,150,888	65,952,990	68,150,888	65,516,001

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Six Months Ended Dec. 31,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$202,300	$139,600
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(56,700)	0
Amortization of deferred compensation	34,000	0
Depreciation & impairment	500	0
Expenses paid by the issuance of common stock	495,000	0
Changes in Operating Assets & Liabilities:
Prepaid expenses	(5,600)	(4,200)
(Decrease) in deferred income	(400,000)	60,000
(Decrease) in payables to affiliates	(76,300)	(47,000)
Accounts Payable & Other	11,900	(400)
Net cash generated by operating activities	171,000	148,000

Cash Flows from Investing Activities:
Investment in production inventory	(143,400)	0
Net cash used by investing activities	(143,400)	0

Cash Flows from Financing Activities:
Payments made on long term debt	(23,000)	(19,100)
Payments made on settlements & judgments	(23,500)	(124,500)
Net cash used by financing activities	(46,500)	(143,600)

Net Change In Cash	(18,900)	4,400
Cash-Beginning	19,900	2,500
Cash-Ending	$1,000	$6,900

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $350,000 through December 31, 2010 and $300,000 during the same period in 2009.  In addition, Odyssey recognized an additional $550,000 in revenues during the reported period from FilmZone, LLC, a limited liability company in which Odyssey holds a non-operating 50% interest.  Odyssey has undertaken to provide graphic design and integration services; website functionality development; website content and marketing services to expand brand awareness to three client companies of FilmZone.

4. Equity Based Compensation

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. 1 million shares vest at each anniversary date through January, 1, 2014.  The option exercise price increases each year beginning with $0.25 in 2011 and increasing to $0.50, $1.00 and $2.00 for years 2012, 2013 and 2014 respectively.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model using the assumptions noted in the following table:

Risk-free interest rate	4.4%
Dividend yield	0.00%
Expected volatility	212%
Expected term (in years)	3.0

The compensation cost that has been charged against income for options was $34,000 for the three-month period ended December 31, 2010 based on the requisite service period for unvested options as of that date as well as options granted during the period. The weighted-average grant date fair value of options granted during the three-month period ended December 31, 2010 was $0.06 (none were granted during the three-month period ended December 31, 2009). As of December 31, 2010, there was approximately $216,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.45 years. The total fair value of shares vested during the three-month period ended December 31, 2010 was $34,000.

In addition to options granted under Mr. Foster’s employment agreement, we are obligated to issue 5 million shares of common stock. The shares will be fully vested and were valued at $375,000 and taken as a current period charge to earnings. As of December 31, 2010 the shares have not been issued and are carried on the balance sheet as “liability to issue common stock. Also included in that account is the fair value of 2 million additional shares to be issued to two individuals as part of a debt restructuring agreement. The fair value of these shares was estimated at $120,000 and was also recognized as a charge against current period earnings.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $313,100 at December 31, 2010. We also continue to owe $681,900 in accrued compensation to John Foster, our current CEO.

In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement.

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

Overview and Financial Condition

During the six months ended December 31, 2010, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products and increasing media inventory and development of IPTV technology and related services.

Results of Operations for the six months ended December 31, 2010 and 2009

The Company had revenues for the six months ended December 31, 2010 of $1,201,300 up from $626,900 for the period ended December 31, 2009.  The increase in revenues included $550,000 in revenues from FilmZone, LLC, a limited liability company in which Odyssey holds a non-operating 50% interest.  During the six months ended December 31, 2010, the Company derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally derived revenues from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general and administrative expenses increased to $780,100 for the six month period ended December 31, 2010, up from $626,900 for the comparable period in 2009.  The additional expenses included $495,000 paid by the issuance of common stock. Net Income per common share remains nil in six months ended December 31, 2010 and for the same period the prior year.

As of December 31, 2010, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and limited revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Liquidity and Capital Resources

	Cash Flows
	Six Months Ended
	December 31, 2010	December 31, 2009

Net Cash Generated by Operating Activities	$171,000	$148,000
Net Cash Used by financing Activities	$46,500	$143,600
Cash Ending	$1,000	$6,900

"The Company generated $171,000  in cash from operating activities for the six months ended December 31, 2010 compared with $148,000  for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party."

Financing Activities:

During the six months ended December 31, 2010, the Company made payments to settlements and judgments and payments on long term debt of $23,500 down from $124,500 for the period ended December 31, 2009 and continued to renegotiate Company obligations and apply resources to reduce or eliminate such items.  Payments against long term debt for the six months ended December 31, 2010 were $23,000 up from $19,100 for the same period in 2009.

Commitments and Capital Expenditures

The Company had no material commitments for capital  expenditures. During this period, the Company obtained $171,000 cash through revenues.  Subsequent to December 31, 2010, the company executed a long term employment agreement with it CEO, Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement

The Company's continued existence is dependent upon its ability to resolve its liquidity problems.  The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing at terms acceptable to adequately to meet its ongoing operational requirements.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

ITEM 4. Controls and Procedures

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2010 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff.   Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida.  The matter was settled by the Company with final payment made on this settlement after the end of the reported period.   On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the company completed during the six months ended December 31, 2010.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the six months ending December 31, 2010.

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