Form 10-Q
period 2011-03-31
ODYSSEY PICTURES CORP
filed 2011-05-13
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2011

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

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share  71,850,888 outstanding  shares as of March 31, 2011.

ODYSSEY PICTURES CORPORATION

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements-unaudited	3
	Balance Sheets as of March 31, 2011 and June 30, 2010	3
	Statements of Operations for the Three Month Periods Ended March 31, 2011 and 2010 and Statement of Operations for the Nine Month Periods Ended March 31, 2011 and 2010	4
	Statements of Cash Flows for the Nine Month Periods Ended March 31, 2011 and 2010	5
	Notes to Interim Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION		11

Item 1.	Legal Proceedings.	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Other Information	11
Item 5.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Odyssey Pictures Corporation
Balance Sheet

Assets	March 31, 2011	June 30, 2010
	(unaudited)

Current Assets
Cash & cash equivalent's	$1,400	$19,900
Accounts receivable	9,700	0
Prepaid expenses	52,700	40,100
Total current assets	63,800	60,000

Property & equipment (net)	1,400	2,100
Production advances	232,100	0
Other	2,600	2,600

Total assets	$299,900	$64,700

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$75,800	$20,600
Accounts payable-related parties	132,300	261,000
Accrued interest	845,800	818,800
Other accrued expenses	687,200	781,800
Legal settlements & judgments	155,000	216,900
Current debt obligations due within one year	199,900	213,900
Debt obligations in default	322,000	339,000
Liability to issue common stock	247,500	0
Deferred income	350,000	655,000
Total current liabilities	3,015,500	3,307,000

Related parties	118,100	128,500
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
Common stock-110,000,000 authorized $0.01 par value 71,850,888 issued & outstanding	718,500	681,500
Additional paid in capital	39,205,900	38,744,900
Unamortized deferred compensation	(199,500)	0
Accumulated deficit	(42,668,600)	(42,907,200)
Total Stockholders' Deficiency	(2,943,700)	(3,480,800)

Total Liabilities and Stockholders' Deficiency	$299,900	$64,700

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Operations
(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Net Sales of services	$444,000	$300,500	$1,645,300	$927,400
Costs Applicable to Sales & Revenue	147,300	150,100	388,100	310,200

Gross Profit	296,700	150,400	1,257,200	617,200

Selling, General & Administrative Expenses	240,500	129,500	1,020,600	418,400
Settlements, net	2,400	0	2,600	8,400
Derivative valuation charges	0	0	0	0
Total Operating Expenses	242,900	129,500	1,023,200	426,800
Income (Loss) Before Other Income & Income Taxes	53,800	20,900	234,000	190,400

Other Income (Expense)
Excess carrying value of renegotiated payables	0	0	56,700	36,500
Interest (Expense)	(17,300)	(33,100)	(51,900)	(99,500)
Income (Loss) Before Income Taxes	36,500	(12,200)	238,800	127,400

Income Taxes	0	0	0	0

Net Income available to common shareholders	$36,500	$(12,200)	$238,800	$127,400

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	70,035,332	65,985,388	68,769,866	65,670,851

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Statement of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$238,800	$127,500
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	(56,700)	(36,500)
Amortization of deferred compensation	51,000	0
Depreciation & impairment	700	0
Expenses paid by the issuance of common stock	495,000	0
Changes in Operating Assets & Liabilities:
Prepaid expenses	(32,600)	0
(Decrease) in deferred income	(305,000)	110,000
Decrease in payables to affiliates	(139,100)	(88,900)
Accounts Payable & Other	12,200	94,000
Net cash generated by operating activities	216,800	206,100

Cash Flows from Investing Activities:
Investment in production inventory	(174,300)	0
Net cash used by investing activities	(174,300)	0

Cash Flows from Financing Activities:
Payments made on long term debt	(31,000)	(26,500)
Payments made on settlements & judgments	(30,000)	(149,300)
Net cash used by financing activities	(61,000)	(175,800)

Net Change In Cash	(18,500)	30,300
Cash-Beginning	19,900	2,500
Cash-Ending	$1,400	$32,800

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2011

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.   Revenues & Economic Dependency:

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. The Revenues recognized under this agreement were $300,000 through December 31, 2010 and 2009.    In addition,  Odyssey recognized an additional $150,000 in revenues during the reported period from FilmZone, LLC, a limited liability company in which Odyssey holds a non-operating 50% interest.  Odyssey has undertaken to provide graphic design and integration services; website functionality development; website content and marketing services to expand brand awareness to three client companies  of FilmZone.

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

The compensation cost that has been charged against income for options was $34,000 for the three-month period ended December 31, 2010 based on the requisite service period for unvested options as of that date as well as options granted during the period. The weighted-average grant date fair value of options granted during the three-month period ended December 31, 2010 was $0.06 (none were granted during the three-month period ended December 31, 2009). As of December 31, 2010, there was approximately $216,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.45 years. The total fair value of shares vested during the three and nine-month period ended March 31, 2011 was $17,000 and $51,000 respectively.

In addition to options granted under Mr. Foster’s employment agreement, we are obligated to issue 5 million shares of common stock. The shares will be fully vested and were valued at $375,000 and taken as a current period charge to earnings.  We issued 2 million additional shares to two individuals as part of a debt restructuring agreement. The fair value of these shares was estimated at $120,000 and was also recognized as a charge against current period earnings.

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

Overview and Financial Condition

During the nine months ended March 31, 2011, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products increasing media inventory and development of IPTV Technology and related services.

Results of Operations for the nine months ended March 31, 2011 and 2010

The Company had  revenues for the nine months ended March 31, 2011 of $1,645,300 up from $927,400 for the same period ended March 31, 2010.  During the period, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  increased  to $1,020,600 for the nine months ended March 31, 2011, up from $418,400 for the comparable period in 2010 associated primarily with the increase in gross revenues.  Liabilities for Legal Settlements and Judgments at March 31, 2011 were $155,000 , down from $225,200 for March 31, 2010.    This reduction was due to a reduction in amounts due brought about by negotiated settlements and amounts paid in settlement of litigation and claims.

As of March 31, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion indicating that because the Company may not have readily available resources to fund the Company through June 30, 2011, there is a substantial doubt as to the Company’s ability to continue as a going concern.    The Company is dependent upon the continued payment of contract obligations from a single customer and while payments have been made under the terms of the contract through the date of this filing,  there is no other assurance that such payments will be paid when due.    The company has no liquid reserves from which to fund operations in the event that such payments are not made.

This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we collect contract payments due us and obtain additional capital from sources other than operations.

Liquidity and Capital Resources

	Cash Flows
	Nine Months Year Ended
	March 31, 2011	March 31, 2010

Net Cash Generated by Operating Activities	$216,800	$206,100
Net Cash Used by financing Activities	$61,000	$175,800
Cash Ending	$1,400	$32,800

Net Cash Generated from Operating Activities for the nine months ended March 31, 2011 was $216,800  down from $206,100 for the same period the prior year.

Net Cash used by financing activities for the period decreased in 2011 to $61,000 over $175,800.   The Company had $1,400.00 in cash as of March 31, 2011.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.  Although the Company expects to focus on expansion of its customer base and service offerings, revenue for 2011 has been from limited contract sources and there is no assurance that the revenues will continue to be generated in the future without expansion of the Company’s customer base.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

The Company generated  $216,800 in cash from operating activities for the nine months ended March 31, 2011 compared with $206,100  for the same period the previous year.  The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities

During the nine months ended March 31, 2011 the Company exchanged 2,000,000 shares of its common stock for the satisfaction of $120,000 of  debt which was recognized as a charge against current period earnings as was $375,000 for 5,000,000 shares pursuant to an executive compensation agreement with the Company’s CEO Mr. Foster.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $216,800 cash through revenues.  The Company also has a long-term employment agreement with our President which was approximately $250,000 per year. This agreement has been extended and renewed .

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

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus pre judgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida.  This matter was settled and paid during the reported period.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2011 the Company exchanged 2,000,000 shares of its common stock for that satisfaction of $120,000 debt. In addition it issued 1,700,000 shares  pursuant to the Executive Compensation Agreement with Mr. Foster.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Other Information

None

ITEM 5.  Exhibits

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