Form 10-K
ODYSSEY PICTURES CORP
filed 2011-10-13
CIK 863061

SECURITIESAND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended June 30, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $4,092,547 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

As of June 30, 2011 there were outstanding 71,850,888 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

ODYSSEY PICTURES CORPORATION

Form 10-K

Report for the Fiscal Year

Ended June 30, 2011

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T). Controls and Procedures

PART III

Item 10. Directors and Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits

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

Operations

The Company's operations have been greatly reduced as a result of there structuring of the Company by management. The Company's principal office is located in Plano, Texas (see "Properties") and, as of June 30, 2011, the Company had three full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, along with an administrative assistant and an office assistant in the Plano office. The company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

The Company has continued to expand development of its own web site for use in the distribution of broadcast media and other products.

The Company sells branding services, web site design and development services and graphics and online business presentation services to a limited number of companies. These projects are managed by the Company and are completed using principally third party contract services. To the extent that the company relies on outside vendors, there is no assurance that acceptable vendors will remain available to enable the Company to continue to offer these services as part of its business offering however, to the extent they are available, the Company expects to expand this line of business in addition to other related businesses.

ITEM 2. PROPERTIES

During the reported period, the Company conducted its operations out of leased premises at 2321 Coit Rd. Suite E, Plano, Texas, consisting of approximately 2,500 square feet. Rent expense for each of the fiscal years through end of term at June 30, 2011, is as follows:

June 30, 2010	$30,923
June 30, 2011	$30,923

ITEM 3. LEGAL PROCEEDINGS

Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on June 30, 2011.

On March 22, 2005 a judgment was entered against the Company in favor of Distinct Web Creations, Inc. and Denise K. Houston in the amount of $32,000 plus prejudgment interest in the amount of $6,291.50, plus attorneys fees in the Circuit Court in Volusia County, Florida. The Company entered into an agreement with Distinct Web concerning the settlement of this judgment after the end of the previous fiscal year. This settlement was paid during the fiscal year. On April 25, 2006, a judgment was entered in favor of the Carlton Fields law firm in the amount of $21,848.12 in the Circuit Court in and for Hillsborough County, Florida for legal services in representing the Company in the Distinct Web Creations, Inc. matter.

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

Common Stock

Fiscal 2011	High	Low
First Quarter	$.08	$.017
Second Quarter	.08	.035
Third Quarter	.12	.061
Fourth Quarter	.114	.068

Fiscal 2010	High	Low
First Quarter	$.13	$.05
Second Quarter	.10	.031
Third Quarter	.07	.031
Fourth Quarter	.09	.055

As of June 30, 2011, there were approximately 4,243 record holders of the Company's Common Stock.

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

During the year ended June 30, 2011 we issued 3,000,000 shares of our common stock upon the conversion of $129,244 in notes payable. We also issued 1.7 million shares to Mr. Foster pursuant to the terms of his employment agreement. The shares were recorded at the agreement date fair values of $200,000 and $125,000 respectively. Odyssey remains obligated to issue an additional 3.3 million shares to Mr. Foster and has accrued the $250,000 fair value of these additional shares as a current liability.

Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

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

Overview

During all periods included in this Annual Report, the Company has maintained consistent operations. As of the date of this report, the Company has had limited ongoing operations catering to a single client with services consisting of: creating brand marketing, web site design and development services, Internet broadcast development specialized graphics and online business presentation services to Company’s client and a limited numbers of its companies. These projects are managed by the Company and are completed using principally third party contract services. The revenue derived from these services has assisted the company with capital to pay legal fees to settle claims and expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other costs related to financial disclosure obligations.

Results of Operations for years ended June 30, 2010 and 2011

Sales for the year ended June 30, 2011 were $1,604,500 compared to $1,204,200 for the year ended June 30, 2010 resulting in Income Before other Income and Taxes of ($99,800) for the period ended June 30, 2011 down from $69,800 the prior year.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses increased to $1,114,600 for the year period ended June 30, 2011 from $575,400 for the prior year. The increase was primarily attributable to fair market value charges for securities issued pursuant to Mr. Foster’s Contract.

Interest expense decreased to $63,400 for the year ended June 30, 2011 from $74,500 for the prior year. We recognized the full discount as interest expense in the current period.

In 2011 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2011	2010
Excess carrying value of settled obligations	$(8,081)	$52,705
Related accrued interest	192,000	6,663
Obligations deemed barred by statute of limitations	244,498	0
Write down of excess accrued interest	287,398	0
	$715,815	$59,368

Earnings for the year ended June 30, 2011 were $552,600 up from $51,700 for the year ended June 30, 2010. The Earnings for the year ended June 30, 2011 included an entry for Excess Carrying Value of Renegotiated Payables of $715,815 compared to $59,300 for the prior year. This resulted in Earnings per Share of Nil for the year ended June 30, 2011, compared to Nil for the year ended June 30, 2010.

As of June 30, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

There is substantial doubt about the company's ability to continue as an ongoing business due to a continued working capital deficiency as substantiated by the financial statements in this report. It should be noted that this working capital deficiency is 50% comprised of debt to related parties. Whereas the Company has been consistently profitable with positive cash flows during these past nine fiscal quarters, and we continue to expand into other markets, we cannot guarantee or ensure present activity as a future trend. Should the Company experience an interruption in the current services that it provides its captive client, or our market activity does not result in expanded revenue resources, we would be required to seek alternative financing and raise additional funds to finance operations in order to remain a going concern. If this were the case, we might not be able to timely and effectively receive positive response to new capital needs and, if we do, we are not assured that the terms of any financing would be affordable or advantageous to continued operations.

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

Liquidity and Capital Resources

During the year ended June 30, 2011 we issued 4,700,000 shares of our common stock. 3,000,000 shares were issued as consideration in the settlement of existing obligations. The shares were valued at $325,000 or about $0.069 per share and reflect the market value at the grant date.

During the year ended June 30, 2011 we issued 3,000,000 shares of our common stock upon the conversion of $129,244 in notes payable. We also issued 1.7 million shares to Mr. Foster pursuant to the terms of his employment agreement. The shares were recorded at the agreement date fair values of $200,000 and $125,000 respectively. Odyssey remains obligated to issue an additional 3.3 million shares to Mr. Foster and has accrued the $250,000 fair value of these additional shares as a current liability.

As of June 30, 2011 we owe $209,502 to approximately 16 unsecured note holders. The notes vary in amounts and interest rates and range from $3,000 to $72,000. Interest rates average about 8%.. We are within terms on two notes aggregating $112,000 and remain in default on notes aggregating $97,502.

In June, 2011 we acquired the remaining 50% interest in FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this combined agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

	Cash Flows	Cash Flows
	Year Ended	Year Ended
	6/30/2010	6/30/2011

Net Cash Generated by Operating Activities	$223,100	($366,300)
Net Cash Used by financing Activities	($202,900)	$6,700
Cash Ending	$19,900	$6,500

The Company had Net Cash Generated from Operating Activities of ($366,300) after operating expenses for the year ended June 30, 2011 down from $223,100 for the prior year. The Company had $6,500.00 in cash as of June 30, 2011.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2011.

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

Stock Based Compensation. We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments , which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments .. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2010 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2011 due to the following:

· Company's disclosure controls and procedures were not effective as of June 30, 2011 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	58	Director, Chairman of the Board and CEO/President
Dan Persson	72	Director
Stefan Drakelid	58	Director, Vice Chairman of the Board
Frank Saran	55	Director

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

Compliance with Section 16(a)of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2011, the Company's officers, directors and greater than10% stockholders did not comply with filing requirements under section16(a) except for disclosure provided in the Company’s 10-K.

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

Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
John W. Foster, President/CEO	2010	*	$200,257	--	--	--	--
	2011		$250,000			66,000	$375,000

*Mr. Foster has previously waived a portion of his salary. As of June 30, 2011 Mr. Foster currently owed $656,751.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2010. Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four fiscal quarters of this reporting period or fiscal 2011.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2011 and for the same period ending June 30, 2011.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2009 and 2010. Mr. Foster has previously waived a portion of his salary. As of June 30, 2011 Mr. Foster currently owed $656,751.

On January 7, 2011, Odyssey Pictures Corporation Board of Directors approved an employment agreement between the Company and John W. Foster as President and Chief Executive Officer. The effective period covered by the terms of the contract is from January 1, 2010 through January 1, 2014.

The Contract provides for an annual salary of $250,000 with increases and contract bonus to be approved by the Board of Directors along with the right to participate in other bonus, insurance and benefit plans adopted by the Company. It provides for a special grant of common stock of 5,000,000 shares, one third on March 31, 2011, one third on January 31, 2012 and one third on January 31, 2013. And, it provides for options to purchase common stock as follows: 1,000,000 shares @ $.25 per share for three years beginning January 1, 2011; 1,000,000 shares @ $.50 per share for three years beginning January 1, 2012; 1,000,000 shares @ $1.00 per share for three years beginning January 1, 2013 and 1,000,000 shares @ $2.00 per share beginning January 1, 2014.

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

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

John W. Foster	Director, President and CEO	1,702,000	2.36%
Stefan Drakelid	Director	8,864,350	12.35%
Frank Saran	Director	967,000	1.39%
Dan Persson	Director	100,000	Less than 1%

All Executive Officers & Directors And Affiliates		11,163,350	16.19%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

John W. Foster	Director, Chairman, President and CEO
Stefan Drakelid	Director, Vice Chairman
Frank Saran	Director
Dan Persson	Director

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a company owned by John Foster, our current president. At June 30, 2010 advance payments were made for July travel and payroll totaling $40,124. Texas Media Management also acts on behalf of the company as paying agent. Amounts transferred to Texas Media Management in 2011 and 2010 in such capacity amounted to $337,506 and $317,000 respectively. These amounts also included a portion of Mr. Foster’s salary, allowances, reimbursements, required advances per agreement, and related obligatory commitments for with Mr. Foster may have been a guarantor.

Sales: Our “Branding & Services” agreements with Unilistings UK resulted in $823,000 in revenue in 2011 ($1.2 million in 2010). Unilistings is a company owned or controlled by a former director of the company. The former director controls approximately 5.8 million shares of our stock or about 8.5% as of June 30, 2010. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2010. During 2011 we were billed $26,288 for current services and paid amounts due of $200,460 resulting in a balance of $215,291 at June 30, 2011.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 the Company reached an agreement to repay the distributions and discontinue the FilmZone business. The amount due under this agreement is $876,226 and id due June 30, 2013.

Discontinued Operations: In 2011 FilmZone sold its sole asset, a portfolio of domain right, to two entities controlled by Mr. Drakelid. Rock Solutions purchased certain domain rights for $330,905 and TNO Venture Management acquired the balance of the portfolio for $269,547. All amounts due under the agreements were paid in full at June 30, 2011. The proceeds were offset by the basis of $378,904 resulting in a gain of $$221,548.

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2011 and $9,500 for the Year ended 2010.

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

10.34 Employment Agreement with Ian Jessel, dated December, 1998 (13)

10.35 Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)

21.1 Subsidiaries of the Registrant (3)

31.1 Officer's Certification Pursuant to Section 302 (14)

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

Odyssey Pictures Corporation
Consolidated Balance Sheet

Assets	June 30, 2011	June 30, 2010

Current Assets
Cash & cash equivalent's	$6,500	$19,900
Accounts receivable	12,100	0
Prepaid expenses	57,100	40,100
Total current assets	75,700	60,000

Property & equipment (net)	1,200	2,100
Production advances	274,300	0
Other	2,600	2,600

Total assets	$353,800	$64,700

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$52,800	$20,600
Accounts payable-related parties	104,500	261,000
Accrued interest	377,900	818,800
Other accrued expenses	672,100	781,800
Legal settlements & judgments	155,000	216,900
Current debt obligations due within one year	112,000	213,900
Debt obligations in default	97,900	339,000
Liability to issue common stock	250,000	0
Deferred income	225,200	655,000
Total current liabilities	2,047,400	3,307,000

Related parties	987,000	128,500
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
72,850,888 issued & outstanding (68,150,888 in 2010)	728,500	681,500
Additional paid in capital	39,509,300	38,744,900
Unamortized deferred compensation	(181,600)	0
Accumulated deficit	(42,846,800)	(42,907,200)
Total Stockholders' Deficiency	(2,790,600)	(3,480,800)

Total Liabilities and Stockholders' Deficiency	$353,800	$64,700
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Consolidated Statement of Operations

	Year Ended June 30,
	2011	2010

Net Sales of services	$1,604,500	$1,204,200
Costs Applicable to Sales & Revenue	586,700	439,100

Gross Profit	1,017,800	765,100

Selling, General & Administrative Expenses	1,114,600	575,400
Settlements, net	3,000	119,900
Total Operating Expenses	1,117,600	695,300
Income (Loss) Before Other Income & Income Taxes	(99,800)	69,800

Other Income (Expense)
Excess carrying value of renegotiated payables	715,800	59,300
Interest (Expense)	(63,400)	(74,500)
Income (Loss) from continuing operation before income taxes	552,600	54,600
Income Taxes	0	2,900
Earnings (Loss) from continuing operations	552,600	51,700

Discontinued operations:
Gain on disposal of assets used in discontinued operations	221,500	0

Less income attributable to non-controlling interest	713,700	0
Net Income (Loss) to Odyssey	$60,400	$51,700

Basic and Diluted Net Income Per Common Share	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	69,554,450	66,384,088
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Consolidated Statement of Cash Flows

	Year Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net Income	$60,400	$51,700
Earnings from discontinued operations, net	(221,500)	0
Net earnings (loss) from continuing operations	(161,100)	51,700
Adjustments required to reconcile net loss to cash flows
from operating activities:
Minority interest in net earnings	713,700	0
Excess carrying value of renegotiated payables	(715,800)	(59,300)
Amortization of deferred compensation	66,900	0
Depreciation & impairment	30,900	7,200
Expenses paid by the issuance of common stock	375,000	140,800
Changes in Operating Assets & Liabilities:
Accounts Receivable	(7,400)	0
Prepaid expenses	(41,800)	(40,100)
(Decrease) in deferred income	(429,800)	210,000
Decrease in payables to affiliates	(174,300)	(168,000)
Accounts Payable & Other	(22,500)	80,800
Net cash generated by operating activities	(366,300)	223,100

Cash Flows from Investing Activities:
Investment in production inventory and equipment	(254,300)	(2,800)
Proceeds from sale of assets	600,500	0
Net cash used by investing activities	346,200	(2,800)

Cash Flows from Financing Activities:
Loan proceeds	71,700	0
Payments made on long term debt	(35,000)	(45,400)
Payments made on settlements & judgments	(30,000)	(157,500)
Net cash used by financing activities	6,700	(202,900)

Net Change In Cash	(13,400)	17,400
Cash-Beginning	19,900	2,500
Cash-Ending	$6,500	$19,900
See Summary of Significant Accounting Policies and Notes to Financial Statements.

Odyssey Pictures Corporation
Consolidated Statement of Stockholders' Deficiency

	Stockholders' Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total
Balance at June 30, 2009	65,081,013	$650,800	$38,482,100	($42,958,900)		($3,826,000)
Fair value of stock issued under settlement agreements	2,165,500	21,700	119,100			140,800
Stock issued upon conversion of debt	904,375	9,000	143,700			152,700
Net Income				51,700		51,700
Balance at June 30, 2010	68,150,888	$681,500	$38,744,900	($42,907,200)		($3,480,800)
Stock issued upon conversion of debt	3,000,000	30,000	170,000			200,000
Equity of consolidated subsidiary			237,900			237,900
Fair value of options issued			248,500		(181,700)	66,800
Fair value of stock issued under employment agreements	1,700,000	17,000	108,000			125,000
Net Income				60,400		60,400
Balance at June 30, 2011	72,850,888	$728,500	$39,509,300	($42,846,800)	($181,700)	($2,790,700)
See Summary of Significant Accounting Policies and Notes to Financial Statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
June 30, 2011

The Company

Organizational Background: Odyssey  Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s. In 2011 Odyssey became sole member and manager in and of FilmZone, a previously inactive LLC. FilmZone owned a domain rights portfolio that was sold to entities owned or controlled by one of our directors in 2011.

Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. The accompanying consolidated financial statements of Odyssey Pictures include the accounts of Odyssey Pictures and its majority-owned joint venture. Significant intercompany accounts and transactions have been eliminated in consolidation.

Non-Controlling Interest: Effective July 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

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

Property and Equipment: New property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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

Earnings per Common Share: We have adopted the provisions of ASC 260, Earning per Share . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Contingent Liabilities

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

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ODYSSEY PICTURES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1. Revenues & Economic Dependency:

We earn revenue under several “Branding & Services” agreements that provide for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreements. The Revenues recognized under these agreements were $1,531,000 through June 30, 2011 and $1,200,000 in 2010 and represented 95%-99% of all revenue.

2. Notes and Loans Payable:

As of June 30, 2011 we owe $209,502 to approximately 16 unsecured note holders. The notes vary in amounts and interest rates and range from $3,000 to $72,000. Interest rates average about 8%.. We are within terms on two notes aggregating $112,000 and remain in default on notes aggregating $97,902.

In June, 2011 we became sole member and manager of FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

3. Income Taxes:

We have adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

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

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2010and 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

4. Commitments:

Leases The Company leases its office space. Rent expense was $30,923 each for the years ended June 30, 2011 and 2010 respectively. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments are as follows:

2012	30,923
2013	23,192
$54,115

Employment Agreements

As of July of  2001  Mr.  Foster served as President  and was  voted as  Chairman  and CEO by the  Board of  Directors.  He received a pay increase to $14,700  per month and his  contract  was  extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30,  2003 and each year thereafter.   From the years, 2004 through 2006, Mr. Foster's salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007. Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expenses by the Company. Beginning January 2008 Mr. Foster’s salary was readjusted at a rate of $6,850 monthly, and then again adjusted in July of 2008 to $9,850 monthly. He also receives a medical and life insurance allowance. Mr. Foster is currently owed $656,751 under these agreements. In 2010 a new agreement was reached with Mr. Foster in which his base salary was established at $250K per year. The new agreement continues in effect until January 1, 2014.

Settlements & Judgments

Material Items are as follows:

We remain liable for $155,000 on four outstanding judgments and liens. The amounts range from $6,800 to $100,000. Such amounts bear interest at the jurisdictional statutory rate and may vary over time.

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

Discharge of Debt

In 2011 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. In 2011 we re-estimated the aggregate accrued interest on our remaining obligations. The recalculation resulted in a one-time revision of accrued interest of $287,398. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2011	2010
Excess carrying value of settled obligations	$(8,081)	$52,705
Related accrued interest	192,000	6,663
Obligations deemed barred by statute of limitations	244,498	0
Write down of excess accrued interest	287,398	0
	$715,815	$59,368

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

Summary of Option Activity

Under the new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.. We evaluate and account for such securities in accordance with EITF Issue No. 00-19 and FASB ASC 815, Accounting for Derivative Financial Instruments.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2011-2010 were a volatility of 213% and 164% , common stock value of $0.078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2011	4.4%	0.0%	213.0%	36-48 mos.
2010	4.4%	0.0%	164.0%	36-48 mos.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Options outstanding at June 30, 2009	3,070,480	$0.32
Granted	0	$0.00
Exercised	0	$0.00
Lapsed	(2,670,480)	$0.10
Options outstanding at June 30, 2010	400,000	$0.10	1.8	$0
Granted	4,000,000	$0.00
Exercised	0	$0.00
Lapsed	0	$0.00
Options outstanding at June 30, 2011	4,400,000	$0.86	3.7	$0
Options exercisable at June 30, 2011	1,400,000	$0.21	2.0	$0
* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2011:
	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	2,400,000	$0.33	31.6	1,400,000	$0.21
$ 0.51-$ 1.00	2,000,000	$1.50	60.0	0	$0.00
Total Shares	4,400,000			1,400,000

7.	Acquisition of FilmZone, LLC and Discontinued Operations

In 2011, the Company became sole member and manager of FilmZone LLC. Operations consisted of its ownership of web based domain properties. By June 30, 2011 all the assets of FilmZone had been sold to two entities controlled by Stefan Drakelid, a member of Odyssey’s Board. The bulk sale of the all the assets held by FilmZone were reported on a consolidated basis as discontinued operations. Gross proceeds from the sale were $600,452. FilmZone has ceased this portion of its business but continues its licensing of film and TV rights.

8. Related Party Transactions not Disclosed Elsewhere:

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a company owned by John Foster, our current president. At June 30, 2011 advance payments were made for July travel and marketsl totaling $47,370. Texas Media Management also acts on behalf of the company as paying agent. Amounts transferred to Texas Media Management in 2011 and 2010 in such capacity amounted to $337,506 and $317,000 respectively. These amounts also included part of Mr. Foster’s salary, allowances, reimbursements, required advances per agreement, and related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales: Our “Branding & Services” agreements with Unilistings UK resulted in $823,000 in revenue in 2011 ($1.2 million in 2010). Unilistings is a company owned or controlled by a former director of the company. The former director controls approximately 5.8 million shares of our stock or about 8.5% as of June 30, 2010. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2010. During 2011 we were billed $26,288 for current services and paid amounts due of $200,460 resulting in a balance of $215,291 at June 30, 2011.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 FilmZone entered into an agreement to repay the distributions. The amount due under that agreement is $876,226 and is due June 30, 2013.

Discontinued Operations: In 2011 FilmZone sold its sole asset, a portfolio of domain rights, to two entities controlled by Mr. Drakelid. Rock Solutions purchased certain domain rights for $330,905 and TNO Venture Management, UK acquired the balance of the portfolio for $269,547. All amounts due under the agreements were paid in full at June 30, 2011. The proceeds were offset by the basis of $378,904 resulting in a gain of $221,548.

9. Results of Operations and Management's Plans:

The Company's  continued  existence is dependent upon its ability to resolve its liquidity  problems.  The Company must achieve and sustain a profitable level of operations with  positive  cash  flows and must  continue  to obtain  financing adequate to meet its ongoing  operation  requirements.  To offset these factors, the  company has  embarked on an  aggressive  capital  campaign  and has been in development for determining  it's most effective  method of exploiting  recently acquired film rights and re-establishing its contacts in the foreign and broadcast and DVD  markets.  Since July 2001, new  management   as embarked on a program to reverse the unfavorable  results, by significantly  reducing overhead and taking steps to rebuild  revenues.  The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas and as of June 30,  2011,  the  Company  had three full-time  employees,  consisting  of Mr.  Foster, the  CEO and President,  and an administrative secretary, and an office assistant. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

10. Subsequent Events:

Subsequent events have been evaluated through October 10, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
Odyssey Pictures Corp.
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corp. as of June 30 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2011 and 2010 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $1.9 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2012. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 13, 2011

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL
Orlando, FL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEYPICTURES CORPORATION

Dated: October 13, 2011

by: /s/ John W. Foster

John W. Foster,

President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

by: /s/ John W. Foster

John W. Foster,

CEO, Chairman and President

EXHIBIT 31.1

ODYSSEY PICTURES CORPORATION
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, John Foster,  the Chief Executive Officer and Chief Financial Officer of Odyssey Pictures Corporation, certify that:

1.   I have reviewed this Form 10-K of Odyssey Pictures Corporation;

2.   Based on my knowledge, this report does not contain any untrue statement of a material  fact or omit to state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made,  not  misleading  with  respect  to the  period  covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in  this  report,  fairly  present  in all  material respects the financial  condition,  results of operations and cash flows of the small  business  issuer as of, and for,  the periods  presented in this report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are responsible  for  establishing  and  maintaining  disclosure  controls  and procedures  (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)  Designed  such  disclosure  controls  and  procedures,  or caused such disclosure   controls  and   procedures  to  be  designed   under  our supervision, to ensure that material information relating to the small business  issuer,  including its  consolidated  subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this report is being prepared;

(b)  Designed such internal  control over  financial  reporting,  or caused such internal  control over  financial  reporting to be designed under our  supervision,   to  provide  reasonable  assurance  regarding  the reliability  of financial  reporting and the  preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)  Evaluated the effectiveness of the small business issuer's  disclosure controls and procedures  and presented in this report our  conclusions about the effectiveness of the disclosure controls and procedures,  as of the  end of the  period  covered  by  this  report  based  on  such evaluation; and

(d)  Disclosed  in this  report any change in the small  business  issuer's internal  control over financial  reporting  that occurred  during the small business issuer's most recent fiscal quarter (the small business issuer's  fourth fiscal  quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.   The  small  business  issuer's  other  certifying  officer(s)  and  I  have disclosed,  based on our most recent  evaluation  of internal  control over financial reporting,  to the small business issuer's auditors and the audit committee of the small  business  issuer's  board of directors  (or persons performing the equivalent functions):

(a)  All significant  deficiencies and material weaknesses in the design or operation  of internal  control  over  financial  reporting  which are reasonably  likely to  adversely  affect the small  business  issuer's ability   to  record,   process,   summarize   and  report   financial information; and

(b)  Any fraud, whether or not material,  that involves management or other employees who have a significant  role in the small business  issuer's internal control over financial reporting.

Dated: October 13, 2011

   /s/  John W. Foster
_____________________________________
John W. Foster
Chief Executive Officer and
Chief Financial Officer

EXHIBIT 32.1

ODYSSEY PICTURES CORPORATION
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of Odyssey  Pictures  Corporation  (the Company) on Form 10-K  for the period  ended June 30, 2011 as filed with the Securities and Exchange  Commission on the date hereof (the Report), I, John Foster,  Chief  Executive  Officer and Chief  Financial  Officer of the Company, certify,  pursuant to 18 U.S.C.  ss.1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the  requirements  of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information  contained in the Report fairly  presents,  in all material respects, the financial condition and results of operations of the Company.

A signed  original of this  written  statement  required by Section 906 has been provided  to  Odyssey  Pictures  Corporation  and will be  retained  by  Odyssey Pictures  Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

October 13, 2011

/s/ John W. Foster
___________________
John W. Foster
Chief Executive Officer and
Chief Financial Officer