Form 10-K/A
period 2011-06-30
ODYSSEY PICTURES CORP
filed 2011-11-03
CIK 863061

SECURITIESAND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

ODYSSEY PICTURES CORPORATION

Form 10-K/A

Report for the Fiscal Year

Ended June 30, 2011

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. “Not Applicable”
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

The Company expects to be able to create a reliable system for the end user that matches the impact from which many high profile companies were very successful in establishing the experience of high-quality media delivery”. This includes having the ability in-house” to store and secure content and make content accessible to expanding markets such as digital theaters, pay per view, video on demand, and downloads including mobile on demand” and interactive technology such as short code technology and instant access response. With this new platform in the forefront of Odyssey's new developments, we have found it necessary to expand into other areas of content reproduction such as live events, prerecorded concerts, educational and learning programs, educational, fitness, self-help and medical, even customizing related technology to client-specific needs and future affiliated organizations in other areas of content provision.

Odyssey has also become involved with development and delivery of intellectual property products. The Company expects that the future of the business would rely on certain technological advancements at the forefront of digital distribution and delivery. The Company believes that it is prudent to develop products such as system infrastructure design, website design with video interface, online support systems, special secure coding, as well as Internet broadcast solutions and satellite access. These elements, now embedded into the management and operations of the Company, will become known as Proprietary Management Systems” and are unique to the media and media processing venues that capitalize on current market interest and will be valuable in the very near future. Certain applications to this new service would include branding, image design, corporate and graphic presentation matters such as logos, logo colors, logo statements in various templates from which new business systems will be redesigned and developed for numerous business applications over the Internet and broadcast.

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

Competition

The entertainment and media industry generally are highly competitive and not always predictable. The Company's competition includes the smaller independent companies operating in similar distribution and delivery venues as well as independent producers funding similar operations. Many of these competitors have financial means and other resources significantly greater than those available to the Company. The Company faces competition in all aspects of the business and cannot represent or warrant any assurances that it will be able to compete effectively.

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

As of June 30, 2011 we owe $209,502 to approximately 16 unsecured note holders. The notes vary in amounts and interest rates and range from $3,000 to $72,000. Interest rates average about 8%. We are within terms on two notes aggregating $112,000 and remain in default on notes aggregating $97,502.

In June, 2011 we became the sole member in FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this combined agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

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

Revenue Recognition. The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2"). Revenues from licensing contracts are recognized when the project is completed and delivered or is available for exhibition by the licensee or client and when certain other conditions are met. All revenues for the periods presented were derived principally from royalty and services contract and, in some cases, the foreign distribution rights and continuing ancillary revenues from media products that the Company has had in circulation, such as foreign income from soundtracks or other revenue not previously accounted for (known as residuals") relating thereto.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments . This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2011. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2011.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
John W. Foster, CEO and Director	1,000,000	3000000	$0.25-2.00	June 30, 2014			—	—

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four fiscal quarters of this reporting period or fiscal 2010.

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

Sales: Our Branding & Services” agreements with Unilistings UK resulted in $823,000 in revenue in 2011 ($1.2 million in 2010). Unilistings is a company owned or controlled by a former director of the company. The former director controls approximately 5.8 million shares of our stock or about 8.5% as of June 30, 2010. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

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

(2) Audit Related Fees: None

(3) Tax Fees: None

(4) All Other Fees: None

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, as amended through June 30, 1995 (1)
3.2	Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3	Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4	By-laws (1)
4.1	Indenture between Odyssey and Continental Stock Transfer and Trust Company (""Continental"") dated as of July 15, 1987 (1)
4.2	Form of Supplemental Indenture between Continental and the Company (1)
4.3	Form of Common Stock Certificate (1)
4.4	Form of options granted of officers, directors and 5%stockholders (2)
4.5	Form of Warrant issued to purchasers parties to the 1995Private Placement completed September 30, 1995 (5)
4.6	Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30,1995 )5)
4.7	Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April1995 (5)
4.8	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996 (8)
4.9	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider (7)
4.11	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith (7)
4.12	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)
4.13	Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)4.14 Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)
4.15	Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)
10.01	1989 Long Term Incentive Plan (1)
10.02	Sub-Lease for office premises at 16910 Dallas Parkway, Suite104, Dallas Texas dated February 1, 2001 (8)
10.03	Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company),and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)
10.04	Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March2, 1998 (10)
10.05	Employment Agreement with Johan Schotte, dated March 2, 1998 (10)
10.31	Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)
10.32	Asset Purchase Agreement between the Company and Kimon Mediaright KB, a Swedish limited partnership, dated July 14, 1998(10)
10.33	Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)
10.34	Employment Agreement with Ian Jessel, dated December, 1998 (13)
10.35	Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)
21.1	Subsidiaries of the Registrant (3)
31.1	Officer's Certification Pursuant to Section 302 (14)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

Odyssey Pictures Corporation
Consolidated Balance Sheet

Assets	June 30, 2011	June 30, 2010

Current Assets
Cash & cash equivalent's	$6,500	$19,900
Accounts receivable	12,100	0
Prepaid expenses	57,100	40,100
Total current assets	75,700	60,000

Property & equipment (net)	1,200	2,100
Capitalized production costs	274,300	0
Other	2,600	2,600

Total assets	$353,800	$64,700

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$52,800	$20,600
Accounts payable-related parties	104,500	261,000
Accrued interest	377,900	818,800
Other accrued expenses	672,100	781,800
Legal settlements & judgments	155,000	216,900
Current debt obligations due within one year	112,000	213,900
Debt obligations in default	97,900	339,000
Liability to issue common stock	250,000	0
Deferred income	225,200	655,000
Total current liabilities	2,047,400	3,307,000

Related parties	987,000	128,500
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
72,850,888 issued & outstanding (68,150,888 in 2010)	728,500	681,500
Additional paid in capital	39,509,300	38,744,900
Unamortized deferred compensation	(181,600)	0
Accumulated deficit	(42,846,800)	(42,907,200)
Total Stockholders' Deficiency	(2,790,600)	(3,480,800)

Total Liabilities and Stockholders' Deficiency	$353,800	$64,700
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

20

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

21

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

Non-Controlling Interest: Effective July 1, 2009, the Company adopted Financial Accounting Standards Board’s (FASB”) Accounting Standards Codification (ASC”) Topic 810, Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Reclassification: Certain reclassifications have been made to prior year amounts to conform to the current period presentation

Revenue Recognition: We earn revenue under a three year Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement.

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

Capitalized Production Costs: Capitalized production costs consist of unamortized expenditures made for uncompleted production investments in five episodic television series and one motion picture. Capitalized costs include all direct production costs. Costs of acquiring and producing productions are amortized using the individual-production-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the productions.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release.

Capitalized production costs are stated at the lower of amortized cost or estimated fair value on an individual production basis. The valuation of investment in productions is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a production is less than its unamortized cost. The fair value of the production is determined using management's future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the production.  Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in productions may be required as a consequence of changes in management's future revenue estimates.

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

Stock Based Compensation: Stock-based awards to employees and non-employees are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments . Our primary type of share-based compensation consists of stock options. ASC 718 requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.. We calculate the fair value of options using a Black-Scholes option pricing model.

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

Fair Value of Financial Instruments: FASB ASC 825, Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

 FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

·	Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
·	Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

·	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

ODYSSEY PICTURES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

1. Revenues & Economic Dependency:

We earn revenue under several Branding & Services” agreements that provide for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreements. The Revenues recognized under these agreements were $1,531,000 through June 30, 2011 and $1,200,000 in 2010 and represented 95%-99% of all revenue.

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

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2011 and 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Currently two such proceedings have been identified and reserved. The Company has determined that losses related to these proceedings is probable and has reserved for the estimated amounts of losses and related legal expenses. Judgments that have been finalized and awarded are reclassified to Judgments and settlements” on the balance sheet.

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

Stock Options and Warrants

6. Summary of Option Activity

Under the new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.. We evaluate and account for such securities in accordance with EITF Issue No. 00-19 and FASB ASC 815, Accounting for Derivative Financial Instruments .

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

Sales: Our Branding & Services” agreements with Unilistings UK resulted in $823,000 in revenue in 2011 ($1.2 million in 2010). Unilistings is a company owned or controlled by a former director of the company. The former director controls approximately 5.8 million shares of our stock or about 8.5% as of June 30, 2010. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2010. During 2011 we were billed $26,288 for current services and paid amounts due of $200,460 resulting in a balance of $215,291 at June 30, 2011.During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 FilmZone entered into an agreement to repay the distributions. The amount due under that agreement is $876,226 and is due June 30, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

Orlando, FL 32708

Board of Directors and Shareholders

Odyssey Pictures Corp.

Plano, TX

I have audited the accompanying consolidated balance sheets of Odyssey Pictures Corp. as of June 30 2011 and 2010 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

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