Form 10-Q
period 2011-09-30
ODYSSEY PICTURES CORP
filed 2011-11-17
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2011

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

Non-accelerated filer  (Do not check if a smaller reporting company)☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 72,850,888 outstanding  shares as of September 30, 2011.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of September 30, 2011 and June 30, 2011
            Statements of Operations for the Three Month Periods Ended September 30, 2011 and 2010 and Statements of Cash Flows for the Three Month Periods Ended September 30, 2011 and 2010

Statement of Stockholders’ Deficiency for the period ended September 30, 2011
            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities
Item 4. Other Information

Item 5.  Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Consolidated Balance Sheet

Assets	Sept 30, 2011	June 30, 2011
	(unaudited)

Current Assets
Cash & cash equivalent's	$2,300	$6,500
Accounts receivable	12,600	12,100
Prepaid expenses	64,800	57,100
Total current assets	79,700	75,700

Property & equipment (net)	2,500	1,200
Capitalized production costs	338,500	274,300
Other	2,600	2,600

Total assets	$423,300	$353,800

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$97,000	$52,800
Accounts payable-related parties	54,200	104,500
Accrued interest	386,900	377,900
Other accrued expenses	662,000	672,100
Legal settlements & judgments	155,000	155,000
Current debt obligations due within one year	136,000	112,000
Debt obligations in default	97,900	97,900
Liability to issue common stock	250,000	250,000
Deferred income	365,000	225,200
Total current liabilities	2,204,000	2,047,400

Related parties	985,900	987,000
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
72,850,888 issued & outstanding	728,500	728,500
Additional paid in capital	39,509,300	39,509,300
Unamortized deferred compensation	(165,600)	(181,600)
Accumulated deficit	(42,948,800)	(42,846,800)
Total Stockholders' Deficiency	(2,876,600)	(2,790,600)

Total Liabilities and Stockholders' Deficiency	$423,300	$353,800
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Operations
(unaudited)

	Three Months Ended Sept 30,
	2011	2010

Net Sales of services	$248,400	$450,000
Costs Applicable to Sales & Revenue	130,100	91,000

Gross Profit	118,300	359,000

Selling, General & Administrative Expenses	195,100	121,200
Settlements, net	200	200
Total Operating Expenses	211,300	121,400
Income (Loss) Before Other Income & Income Taxes	(93,000)	237,600

Other Income (Expense)
Excess carrying value of renegotiated payables	0	56,700
Interest (Expense)	(9,000)	(17,400)
Income (Loss) from continuing operation before income taxes	(102,000)	276,900
Income Taxes	0	0
Earnings (Loss) from continuing operations	(102,000)	276,900

Net Income (Loss) to Odyssey	($102,000)	$276,900

Basic and Diluted Net Income Per Common Share	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	72,850,888	68,150,888
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Cash Flows
(unaudited)
	Three Months Ended Sept 30,
	2011	2010

Cash Flows from Operating Activities:
Net Loss	($102,000)	$276,900
Adjustments required to reconcile net loss to cash flows
from operating activities:
Excess carrying value of renegotiated payables	0	(56,600)
Amortization of deferred compensation	16,000	0
Depreciation & impairment	500	200
Changes in Operating Assets & Liabilities:
Accounts Receivable	(600)	0
Prepaid expenses	(7,600)	(30,400)
Increase in deferred income	139,800	(100,000)
Decrease in payables to affiliates	(51,500)	(22,900)
Accounts Payable & Other	43,100	(66,100)
Net cash generated by operating activities	37,700	1,100

Cash Flows from Investing Activities:
Investment in production inventory	(64,100)	0
Purchase of fixed assets	(1,800)	0
Net cash used by investing activities	(65,900)	0

Cash Flows from Financing Activities:
Loan proceeds	25,000	0
Payments made on long term debt	(1,000)	(14,000)
Payments made on settlements & judgments	0	(4,000)
Net cash used by financing activities	24,000	(18,000)

Net Change In Cash	(4,200)	(16,900)
Cash-Beginning	6,500	19,900
Cash-Ending	$2,300	$3,000
See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

SEPTEMBER 30, 2011

1.	Basis of Presentation

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2011 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Revenues & Economic Dependency:

Our “Branding & Services” agreements with Unilistings BV resulted in $225,167 in revenue in 2011 ($450,000 from Unilistings UK in 2010). Unilistings are companies owned or controlled by current and former directors of the company..

4. Equity Based Compensation

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster, the Company’s President and CEO, an option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $16,000 for the three-month period ended September 30, 2011 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of September 30, 2011, there was approximately $165,600 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.21 years.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $164,000 at September 30, 2011. We also continue to owe $657,000 in accrued compensation to John Foster, our current CEO.

In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement. Mr. Foster has, to date, received 1,700,000 shares of the 5 million share entitlement.

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

Results of Operations for the Three months ended September 30, 2011 and 2010

The Company had revenues for the three months ended September 30, 2011 of $248,400 down from $450,000 for the same period ended September 30, 2010.  During the three months ended September 30, 2011, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses increased to $195,100 for the three months ended September 30, 2011, up from $121,200 for the comparable period in 2010.   This is mainly due to the fact that the Company has attended numerous trade shows and film markets and was required to advance funds for these expenses as well as in support of its newly-launched affiliate sales program consisting of four third-party companies.

Liabilities for Legal Settlements and Judgments for the three months ended September 30, 2011 remained at $155,000, from the three months ended September 30, 2010.

Earnings for the three months ended September 30, 2011 were ($102,000) with operating expenses of $211,300 compared to earnings of $276,900 with operating expenses of $121,400 for the three months ended September 30, 2010. The Earnings for the three months ended September 30, 2011 included an entry for Excess Carrying Value of Renegotiated Payables of $0.00 compared to $59,700 for the same period the prior year. This resulted in Earnings per Share of Nil for the three months ended September 30, 2011, compared to Nil for the year ended September 30, 2010.

We also continue to owe $657,000 in accrued compensation to John Foster, our current CEO. In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement. Mr. Foster has, to date, received 1,700,000 shares of the 5 million share entitlement.

As of September 30, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

In 2011, the Company became sole member and manager of FilmZone LLC. Its operations consisted of its ownership of web based domain properties. By June 30, 2011, all of the assets of FilmZone had been sold to two entities controlled by Stefan Drakelid, a member of the Corporation’s Board of Directors. The bulk sale of all of these assets was reported on a consolidated basis as discontinued operations. Gross proceeds from the sale were $600,452. FilmZone has ceased this portion of its business but continues its licensing of film and TV rights.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and sufficient revenues may not be forthcoming. Accordingly, we must raise cash from sources other than operations.

There is substantial doubt about the company's ability to continue as an ongoing business due to a continued working capital deficiency as substantiated by the financial statements in this report. It should be noted that this working capital deficiency is 50% comprised of debt to related parties. Whereas the Company has been consistently profitable with positive cash flows during these past twelve fiscal quarters, and we continue to expand into other markets, we cannot guarantee or ensure present activity as a future trend. Should the Company experience an interruption in the current services that it provides its captive client, or our market activity does not result in expanded revenue resources, we would be required to seek alternative financing and raise additional funds to finance operations in order to remain a going concern. If this were the case, we might not be able to timely and effectively receive positive response to new capital needs and, if we do, we are not assured that the terms of any financing would be affordable or advantageous to continued operations.

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

Liquidity and Capital Resources

During the three months ending September 30, 2011 we issued 1,000,000 shares of our common stock as consideration in the settlement of existing obligations. The shares were valued at $107,250 or about $0.1072 per share and reflect the market value at the grant date.

As of September 30, 2011 we owe $209,502 to approximately 16 unsecured note holders. The notes vary in amounts and interest rates and range from $3,000 to $72,000. Interest rates average about 8%. We are within terms on two notes aggregating $112,000 and remain in default on notes aggregating $97,502.

	Cash Flows	Cash Flows
	Year Ended	Year Ended
	9/30/2010	9/30/2011

Net Cash Generated by Operating Activities	$1,100	$37,700
Net Cash Used by financing Activities	($18,000)	$24,000
Cash Ending	$3,000	$2,300

The Company had Net Cash Generated from Operating Activities of $37,700 after operating expenses for the three months ended September 30, 2011 up from $1,100 for the same period the prior year. The Company had $2300.00 in cash as of September 30, 2011.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short-term borrowings.

Our access to capital resources is limited to obtaining small loans with short-term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of September 30, 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of September 30, 2010 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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