Form 10-Q
period 2011-12-31
ODYSSEY PICTURES CORP
filed 2012-02-16
CIK 863061

SECURITIESAND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]  QUARTERLY REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended December 31, 2011

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

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 72,850,888  outstanding  shares as of December 31, 2011.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements-unaudited
            Balance Sheets as of December 31, 2011 and June 30, 2011
            Statements of Operations for the Three Month Periods Ended December 31, 2010 and 2011 and Statement of Operations for the Six Month Periods Ended December 31, 2010 and 2011
            Statements of Cash Flows for the Six Month Periods Ended December 31, 2010 and 2011

            Notes to Interim Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities
Item 4. Other Information

Item 5. Exhibits

Signatures

Item 1. Financial Statements

Odyssey Pictures Corporation
Consolidated Balance Sheet

Assets	Dec 31, 2011	June 30, 2011
	(unaudited)

Current Assets
Cash & cash equivalent's	$14,000	$6,500
Accounts receivable	34,100	12,100
Prepaid expenses	47,200	57,100
Total current assets	95,300	75,700

Property & equipment (net)	6,800	1,200
Capitalized production costs	548,300	274,300
Other	2,600	2,600

Total assets	$653,000	$353,800

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$183,500	$52,800
Accounts payable-related parties	47,700	104,500
Accrued interest	419,400	377,900
Other accrued expenses	782,600	672,100
Legal settlements & judgments	155,000	155,000
Current debt obligations due within one year	109,000	112,000
Debt obligations in default	97,900	97,900
Liability to issue common stock	250,000	250,000
Deferred income	182,500	225,200
Convertible debt derivative liability	147,400	0
Total current liabilities	2,375,000	2,047,400

Related parties	985,800	987,000
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
72,850,888 issued & outstanding	728,500	728,500
Additional paid in capital	39,509,300	39,509,300
Unamortized deferred compensation	(149,500)	(181,600)
Accumulated deficit	(42,906,100)	(42,846,800)
Total Stockholders' Deficiency	(2,817,800)	(2,790,600)

Total Liabilities and Stockholders' Deficiency	$653,000	$353,800
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended Dec 31,		Six Months Ended Dec 31,
	2011	2010	2011	2010

Net Sales of services	$450,400	$751,300	$698,800	$1,201,300
Costs Applicable to Sales & Revenue	103,900	149,800	234,000	240,800

Gross Profit	346,500	601,500	464,800	960,500

Selling, General & Administrative Expenses	209,400	658,900	420,600	780,100
Settlements, net	0	0	200	200
Derivative valuation charges	61,900	0	61,900	0
Total Operating Expenses	271,300	658,900	482,700	780,300
Income (Loss) Before Other Income & Income Taxes	75,200	(57,400)	(17,900)	180,200

Other Income (Expense)
Excess carrying value of renegotiated payables	0	0	0	56,700
Interest (Expense)	(32,400)	(17,200)	(41,400)	(34,600)
Income (Loss) from continuing operation before income taxes	42,800	(74,600)	(59,300)	202,300
Income Taxes	0	0	0	0
Net Income (Loss)	$42,800	($74,600)	($59,300)	$202,300

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	72,850,888	65,150,888	72,850,888	68,150,888
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Cash Flows
(unaudited)
	Six Months Ended Dec 31,
	2011	2010

Cash Flows from Operating Activities:
Net Loss	($59,300)	$202,300
Adjustments required to reconcile net loss to cash flows
from operating activities:
Excess carrying value of renegotiated payables	0	(56,700)
Amortization of deferred compensation	32,000	34,000
Depreciation & impairment	900	500
Expenses paid by the issuance of common stock	0	495,000
Change in value of derivatives	61,900	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(22,100)	(34,100)
Prepaid expenses	9,900	(5,600)
Increase in deferred income	(42,700)	(400,000)
Decrease in payables to affiliates	(58,000)	(76,300)
Accounts Payable & Other	283,000	11,900
Net cash generated by operating activities	205,600	171,000

Cash Flows from Investing Activities:
Investment in production inventory	(274,000)	(143,400)
Purchase of fixed assets	(6,600)	0
Net cash used by investing activities	(280,600)	(143,400)

Cash Flows from Financing Activities:
Loan proceeds	85,500	0
Payments made on long term debt	(3,000)	(23,000)
Payments made on settlements & judgments	0	(23,500)
Net cash used by financing activities	82,500	(46,500)

Net Change In Cash	7,500	(18,900)
Cash-Beginning	6,500	19,900
Cash-Ending	$14,000	$1,000
See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

DECEMBER 31, 2011

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Revenues & Economic Dependency:

Our “Branding & Services” agreements with Unilistings BV resulted in $407,000 in revenue in 2011 ($1,200,000 from Unilistings UK in 2010). Unilistings are companies owned or controlled by current and former directors of the company..

4. Equity Based Compensation

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $32,000 for the six-month period ended December 31, 2011 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of December 31, 2011, there was approximately $149,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of .95 years.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses and advances paid by affiliates. Such items totaled $157,000 at December 31, 2011. We also continue to owe $657,000 in accrued compensation to John Foster, our current CEO.

In June, 2011 we became sole member and manager of FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement. Odyssey remains obligated to issue an additional 3.3 million shares to Mr. Foster and has accrued the $250,000 fair value of these additional shares as a current liability. The new agreement continues in effect until January 1, 2014.

6. New Notes and Loans Payable:

Convertible Debt treated as a Derivative Instrument:

In October and November, 2011 we issued an aggregate of $85,500 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. $53,000 is due July 19, 2012 and $32,500 becomes due August 28, 2012. The notes were classified as derivative instruments due to a 42% discount to fair value conversion rate formula. The conversion formula results in a potential conversion to a number of shares of common stock that is not fixed or determinate. Accordingly, the convertible debt instruments have been accounted for as derivative instruments and recorded at fair value. As of December 31, 2011 the fair value exceeded the face value of the notes by $61,900 and resulted in a carrying value of $147,400.

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

Overview and Financial Condition

During the six months ended December 31, 2011, the Company realized revenues from production fees and producer representation services from new production projects such as Hank the Cow Dog as well as from recognition of deferred income from branding and image design contracts.  As of the date of this report, the Company’s ongoing operations have consisted production fees and from the sale of these branding and image design products and increasing media inventory and development of IPTV technology and related services.

Results of Operations for the six months ended December 31, 2011 and 2010

The Company had  revenues for the six months ended December 31, 2011 of $698,800 down from $1,201,300 for the period ended December 31, 2010. The revenues in the comparable 2010 period included $550,000 in revenues from FilmZone, LLC, a limited liability company in which Odyssey holds a non-operating 50% interest.  During the six months ended December 31, 2011, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses  decreased to $420,600  for the six month period ended December 31, 2011, down from $780,100 for the comparable period in 2010. The additional expenses included $495,000 paid by the issuance of common stock. Net Income per common share remains nil in six months ended December 31, 2011 and for the same period the prior year.

Results of Operations for the Three months ended December 30, 2011 and 2010

The Company had revenues for the three months ended December 31, 2011 of $450,400 down from $751,300 for the same period ended December 31, 2010.  During the three months ended December 31, 2011, the Company  derived revenues from the sale of branding and image design products and media placement services.  The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general  and  administrative  expenses decreased to $209,400 for the three months ended December 31, 2011, down from $658,900 for the comparable period in 2010. This number included $495,000 of additional expenses paid by the issuance of common stock during the comparable 2010 period.

As of December 31, 2011, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated material revenues and limited revenues are anticipated. Accordingly, we must raise cash from sources other than operations.

Convertible Debt treated as a Derivative Instrument:

In October and November, 2011 we issued an aggregate of $85,500 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. $53,000 is due July 19, 2012 and $32,500 becomes due August 28, 2012. The notes were classified as derivative instruments due to a 42% discount to fair value conversion rate formula. The conversion formula results in a potential conversion to a number of shares of common stock that is not fixed or determinate. Accordingly, the convertible debt instruments have been accounted for as derivative instruments and recorded at fair value. As of December 31, 2011 the fair value exceeded the face value of the notes by $61,900 and resulted in a carrying value of $147,400

Cash Flows

Six Months Ended

December 31, 2010 December 31, 2010

Net Cash Generated by Operating Activities $205,600 $171,000

Net Cash Used by financing Activities ($82,500) $46,500

Cash Ending $14,000 $1,000

The Company generated $205,600 in cash from operating activities for the six months ended December 31, 2011 compared with $171,000 for the same period the previous year. The Company  funds operations through revenues,  trade payables, the issuance of stock and the proceeds of short term borrowings. Our access to capital resources has been limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situations where the stock is acceptable by the counter party.

Financing Activities:

As of October 26, 2011, Odyssey Pictures Corporation finalized a Securities Purchase Agreement dated October 17, 2011 (the “Agreement”), in connection with the issuance of an 8% convertible note of the Corporation, in the aggregate principal amount of $53,000.00 (the “Note”), convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Interwest Transfer Co., Inc., the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note; the issuance of such shares of common stock in connection with a conversion of the Note; and the indemnification of Interwest Transfer Co., Inc. for all loss, liability, or expense in carrying out the authority and direction contained in the irrevocable letter agreement (the “Letter Agreement”);

Commitments and Capital Expenditures

 The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $205,600 cash through revenues. During the previous fiscal year, the company executed a long term employment agreement with it CEO, Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2011 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

There was no activity regarding any legal proceedings involving the Company during the reported period.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the company completed during the six months ended December 31, 2011.

ITEM 3. Defaults Upon Senior Securities

               None

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the six months ending December 31, 2011.

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