Form 10-Q
period 2012-03-31
ODYSSEY PICTURES CORP
filed 2012-05-15
CIK 863061

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2012

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

Yes [ ]   No [ ]

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the latest practicable date. Common  Stock,  par value  $.01 per share 74,550,888 outstanding  shares as of March 31, 2012.

ODYSSEY PICTURES CORPORATION

PART I -	FINANCIAL INFORMATION	2

Item 1	Financial Statements - unaudited
	Balance Sheets as of March 31, 2012 and June 30, 2011	2
	Statements of Operations for the Three Month Periods Ended March 31, 2012 and 2011 and Statement of Operations for the Nine Month Periods Ended March 31, 2012 and 2011	3
	Statements of Cash Flows for the Nine Month Periods Ended March 31, 2012 and 2011	4
	Statement of Stockholders’ Deficiency for the period ended March 31, 2012
	Notes to Interim Financial Statements	5
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4	Controls and Procedure	9

PART II -	OTHER INFORMATION	10

Item 1	Legal Proceedings	10
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3	Defaults Upon Senior Securities	10
Item 4	Not Required	10
Item 5	Other Information	10
Item 6	Exhibits	12

Signatures		11

Item 1. Financial Statements

Odyssey Pictures Corporation
Consolidated Balance Sheet

Assets	March 31, 2012	June 30, 2011
	(unaudited)

Current Assets
Cash & cash equivalent's	$123,900	$6,500
Accounts receivable	105,100	12,100
Prepaid expenses	38,500	57,100
Total current assets	267,500	75,700

Property & equipment (net)	6,400	1,200
Capitalized production costs	731,900	274,300
Other	2,600	2,600

Total assets	$1,008,400	$353,800

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable	$190,500	$52,800
Accounts payable-related parties	53,700	104,500
Accrued interest	428,300	377,900
Other accrued expenses	825,700	672,100
Legal settlements & judgments	155,100	155,000
Current debt obligations due within one year	331,500	112,000
Debt obligations-in default	97,900	97,900
Liability to issue common stock	125,000	250,000
Deferred income	118,800	225,200
Convertible debt derivative liability	194,800	0
Total current liabilities	2,521,300	2,047,400

Related parties	985,900	987,000
Reserve for loss contingencies	110,000	110,000

Stockholders' Deficiency:
common stock-110,000,000 authorized $0.01 par value
74,550,888 issued & outstanding	745,500	728,500
Additional paid in capital	39,617,300	39,509,300
Unamortized deferred compensation	(133,500)	(181,600)
Accumulated deficit	(42,837,600)	(42,846,800)
Total Stockholders' Deficiency	(2,608,300)	(2,790,600)

Total Liabilities and Stockholders' Deficiency	$1,008,900	$353,800
See notes to unaudited interim financial statements.
2

Odyssey Pictures Corporation
Consolidated Statement of Operations
(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net Sales of services	$395,400	$444,000	$1,094,200	$1,645,300
Costs Applicable to Sales & Revenue	121,400	147,300	355,400	388,100

Gross Profit	274,000	296,700	738,800	1,257,200

Selling, General & Administrative Expenses	176,300	240,500	596,900	1,020,600
Settlements, net	900	2,400	1,100	2,600
Derivative valuation charges	19,400	0	81,300	0
Total Operating Expenses	196,600	242,900	679,300	1,023,200
Income (Loss) Before Other Income & Income Taxes	77,400	53,800	59,500	234,000

Other Income (Expense)
Excess carrying value of renegotiated payables	0	0	0	56,700
Interest (Expense)	(9,000)	(17,300)	(50,400)	(51,900)
Income (Loss) from continuing operation before income taxes	68,400	36,500	9,100	238,800
Income Taxes	0	0	0	0
Earnings (Loss) from continuing operations	68,400	36,500	9,100	238,800
Net Income (Loss) to Odyssey	$68,400	$36,500	$9,100	$238,800

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	73,953,086	70,035,332	73,215,615	68,769,866
See notes to unaudited interim financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Cash Flows
(unaudited)
	Nine Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net Income	$9,100	$238,800
Adjustments required to reconcile net loss to cash flows
from operating activities:
Excess carrying value of renegotiated payables	0	(56,700)
Amortization of deferred compensation	48,100	51,000
Depreciation & impairment	1,400	700
Expenses paid by the issuance of common stock	(125,000)	495,000
Change in value of derivatives	81,200	0
Changes in Operating Assets & Liabilities:
Accounts Receivable	(95,500)	(47,500)
Prepaid expenses	18,600	(32,600)
Decrease in deferred income	(106,300)	(305,000)
Decrease in payables to affiliates	(52,000)	(139,100)
Accounts Payable & Other	467,000	12,200
Net cash generated by operating activities	246,600	216,800

Cash Flows from Investing Activities:
Investment in production inventory	(455,100)	(174,300)
Purchase of fixed assets	(6,600)	0
Net cash used by investing activities	(461,700)	(174,300)

Cash Flows from Financing Activities:
Loan proceeds	335,500	0
Payments made on long term debt	(3,000)	(31,000)
Payments made on settlements & judgments	0	(30,000)
Net cash used by financing activities	332,500	(61,000)

Net Change In Cash	117,400	(18,500)
Cash-Beginning	6,500	19,900
Cash-Ending	$123,900	$1,400
See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

MARCH 31, 2012

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Revenues & Economic Dependency:

Our “Branding & Services” agreements with Unilistings BV resulted in $600,000 in revenue in 2012 ($1,200,000 from Unilistings UK in 2011). Unilistings are companies owned or controlled by current and former directors of the company.

4. Equity Based Compensation

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $48,100 for the nine-month period ended March 31, 2012 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of March 31, 2012, there was approximately $133,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.79 years.

5. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses, production related advances, and advances paid by affiliates. Such items totaled $157,000 at March 31, 2012. We also continue to owe $657,000 in accrued compensation to John Foster, our current CEO.

In June, 2011 we became sole member and manager of FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement. Odyssey remains obligated to issue an additional 1.6 million shares to Mr. Foster and has accrued the $125,000 fair value of these additional shares as a current liability. The new agreement continues in effect until January 1, 2014.

6. New Notes and Loans Payable:

Convertible Debt treated as a Derivative Instrument:

In October, November and February we issued an aggregate of $113,000 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. The note are due nine month from the date of issuance. The notes were classified as derivative instruments due to a 42% discount to fair value conversion rate formula. The conversion formula results in a potential conversion to a number of shares of common stock that is not fixed or determinate. Accordingly, the convertible debt instruments have been accounted for as derivative instruments and recorded at fair value. As of March 31, 2012 the fair value exceeded the face value of the notes by $81,300 and resulted in a carrying value of $194,800.

Other Notes:

In March, 2012 we issued a promissory note. The face value and cash proceeds of the note were $200,000 and matures September 30, 2012. As security for the note, the holder was granted an Assignment and Transfer of Rights. A summary of rights so assigned and transferred is as follows:

  An interest in commissions earned from distribution of film rentals and licensing derived from all products Odyssey exploits and earns in the ordinary course of operating its business (“Revenue Interest”). The interest extends for a period of ten (10) years from the date of the Agreement unless sooner terminated by mutual agreement between the parties. At the end of the ten years, the parties may elect to renew this term for an additional ten years unless otherwise negotiated. The Revenue Interest by Lender shall be equal to ten percent (10%) of the net collected and earned commissions that Borrower receives. The “Revenue Interest” is payable within 30 days of receipt by Borrower.
  Gross Profit revenues collected from Borrower during the period ending upon the Maturity Date or any extension thereof, as repayment of the Note, unless extended by Lender.
  Payment of minimum revenues totaling $40,000 over and above the Principal Balance from Borrower on or before the Maturity Date, or any extension thereof, unless extended by Lender.

The note contains customary negative covenants for loans of this type subject to the approval of the lender, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures in excess of $2 million, dispose of assets and enter into mergers and acquisition transactions.

7. Subsequent Events:

On April 15, 2012 we issued 4,000,000 warrants as consideration for services. The warrants are exercisable at $0.04 and expire April 15, 2017. We estimate the value of these warrants to be $157,000 using the Black-Scholes option pricing model with inputs as described in our June 30, 2011 financial statements.

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

Overview and Financial Condition

During the nine months ended March 31, 2012, the Company realized revenues from the sale of branding and image design products and media placement services.  As of the date of this report, the Company’s ongoing operations have consisted of the sale of these branding and image design products, increasing media inventory, productions in progress and development of IPTV Technology and related services.

Results of Operations for the nine months ended March 31, 2011 and 2010

The Company had revenues for the nine months ended March 31, 2012 of $1,094,200 down from $1,645,300 for the same period ended March 31, 2012.  During the period, the Company derived revenues from the sale of branding and image design products and media placement services.  The decline in revenue for the interim period ended March 31, 2012 was due primarily to the winding down of the Branding & Services Agreement with Unilistings BV. The Company has traditionally  derived revenues  from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.  We expense all current costs as incurred.

Selling, general and administrative expenses decreased to $596,900 for the nine months ended March 31, 2012, down from $1,020,600 for the comparable period in 2011 associated primarily with the decrease in gross revenues.

As of March 31, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Liquidity and Capital Resources

	Cash Flows
	Nine Months	Year Ended
	March 31, 2012	March 31, 2011
Net Cash Generated by Operating Activities	$246,600	$216,800
Net Cash Generated by financing Activities	$332,500	($ 61,000)

Cash Ending	$123,900	$ 1,400

Net Cash Generated from Operating Activities for the nine months ended March 31, 2011 was $246,600 up from $216,800 for the same period the prior year.

Net Cash used by financing activities for the period increased during the period to $332,500 over ($61,000). The Company had $123,900 in cash as of March 31, 2012. Both due primarily to the receipt of loan proceeds in the amount of $335,500 during the nine month period ended March 31, 2012.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings. Although the Company expects to focus on expansion of its customer base and service offerings, revenue for 2012 has been from limited contract sources and there is no assurance that the revenues will continue to be generated in the future without expansion of the Company’s customer base.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

The Company generated $246,600 in cash from operating activities for the nine months ended March 31, 2012 compared with $216,800 for the same period the previous year. Our “Branding & Services” agreements with Unilistings BV resulted in $600,000 in revenue in 2012 ($1,200,000 from Unilistings UK in 2011). Unilistings are companies owned or controlled by current and former directors of the company.

Capitalized Production Costs increased to $731,900 as of March 31, 2012, up from $274,300 as of June 30, 2011 due preproduction advances for Hank the Cow Dog, a feature animation project which will extend through 2013.

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

Convertible Debt treated as a Derivative Instrument: In October, November and February we issued an aggregate of $113,000 in convertible promissory notes. The notes bear interest at 8% per annum until paid or converted. The note are due nine month from the date of issuance. The notes were classified as derivative instruments due to a 42% discount to fair value conversion rate formula. The conversion formula results in a potential conversion to a number of shares of common stock that is not fixed or determinate. Accordingly, the convertible debt instruments have been accounted for as derivative instruments and recorded at fair value. As of March 31, 2012 the fair value exceeded the face value of the notes by $81,300 and resulted in a carrying value of $194,800.

In March, 2012 we issued a promissory note. The face value and cash proceeds of the note were $200,000 and matures September 30, 2012. As security for the note, the holder was granted an Assignment and Transfer of Rights. A summary of rights so assigned and transferred is as follows:

  An interest in commissions earned from distribution of film rentals and licensing derived from all products Odyssey exploits and earns in the ordinary course of operating its business (“Revenue Interest”). The interest extends for a period of ten (10) years from the date of the Agreement unless sooner terminated by mutual agreement between the parties. At the end of the ten years, the parties may elect to renew this term for an additional ten years unless otherwise negotiated. The Revenue Interest by Lender shall be equal to ten percent (10%) of the net collected and earned commissions that Borrower receives. The “Revenue Interest” is payable within 30 days of receipt by Borrower.
  Gross Profit revenues collected from Borrower during the period ending upon the Maturity Date or any extension thereof, as repayment of the Note, unless extended by Lender.
  Payment of minimum revenues totaling $40,000 over and above the Principal Balance from Borrower on or before the Maturity Date, or any extension thereof, unless extended by Lender.

The note contains customary negative covenants for loans of this type subject to the approval of the lender, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures in excess of $2 million, dispose of assets and enter into mergers and acquisition transactions.

Commitments and Capital Expenditures

The Company had no material commitments  for capital  expenditures. During this period, the Company obtained $246,600 cash through revenues. The Company also has a long-term employment agreement with our President which was approximately $250,000 per year. This agreement is in effect until January 2014.

Amounts due related parties consist of corporate operating expenses, production related advances, and advances paid by affiliates. Such items totaled $157,000 at March 31, 2012. We also continue to owe $657,000 in accrued compensation to John Foster, our current CEO.

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

The limited size of the company including a limited staff makes it extremely difficult to segregate duties in a way that will allow disclosure controls and procedures to be implemented in an effective way. The company has recently hired a Chief Operating Officer and will continue to rely on contract and external professionals to assist in various tasks for disclosure. To the extent that the Company is able to add other executives and professional staff with increased business, it will continue its efforts to create an effective system of disclosure controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company is subject to other legal  proceedings  that arise in the  ordinary course of its business and from prior management activities.  Other than as previously disclosed, in the opinion of present management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 1A.  Risk Factors

Not required for smaller reporting companies.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2011 the Company exchanged 2,000,000 shares of its common stock for that satisfaction of $120,000 debt. In addition, the Company authorized the issuance of 1,000,000 shares on August 20, 2011 for the settlement of certain existing debts with two unrelated creditors in the total amount of $107,250.

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $48,100 for the nine-month period ended March 31, 2012 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of March 31, 2012, there was approximately $133,500 of unrecognized compensation cost related to non-vested options.

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

May 15, 2014

