Form 10-K
period 2012-06-30
ODYSSEY PICTURES CORP
filed 2012-10-15
CIK 863061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to ______

_________________

ODYSSEY PICTURES CORPORATION

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-18954	95-4269048
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2321 Coit Rd Suite E, Plano, TX, 75075
(Address of Principal Executive Offices) (Zip Code)

(972) 867-0055
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock: $.01 Par Value

Name of each exchange on which registered

None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $4,591,175 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☑

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 30, 2012 there were outstanding 77,316,582 shares of Odyssey Pictures Corporation's common stock, par value $.01 per share (the "Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ODYSSEY PICTURES CORPORATION

Form 10-K

Report for the Fiscal Year

Ended June 30, 2012

PART I

Item 1. Business
Item 1A Not Applicable
Item 1B Unresolved Staff Comments: None
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Mine Safety Disclosures: None Required

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. NA
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. None Required
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III

Item 10. Directors and Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions and Director Independence
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statement Schedules
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Deficiency

Signatures

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

Our business has a new focus and generally falls into the following categories:

1.	Service Representation. Our Company contracts with a client to organize and administer a new campaign for their image, branding, marketing, and general awareness of their product, media materials including all forms of recorded media, and defining methods of distribution specific to that particular client's needs represented by the Company’s agreement with Indiepix Films for the distribution of its film Library. Our Company engages with the client and receives a fee in consideration for the proposed duration of time, the amount of man hours that are going to be devoted in order to build the various campaigns that are required, and formulates a budget based on new materials that have to be generated in order to penetrate the clients markets.

2.	Distribution Methods. Along with the assemblage of service platform for the client, the Company receives rights to distribute, organize, and otherwise make ready all necessary content elements in order to administer them to the network, outlet, or specified end performance venue of such content. As before practiced, the Company then seeks to license the rights it has been authorized to subdistributors in the territories for the respective distribution rights. In general, the grant of rights to the subdistributors includes all media since digital distribution does involve all forms previously segregated for independent sales among one or many other sales agents in the past. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance becoming due before access to the content can be made through the Company's secure process over the Internet. In some cases, our Company will provide certain arrangements where advertising revenue is split in lieu of licensing fees for the benefit of the client and where the client may have sponsorships, advertising, marketing campaigns already directed by our Company. This revenue sharing process is incorporated as a part of the service arrangement that we are providing for the client. In this case, our Company is licensing both the content and the entire advertising/sponsorship program package from which revenue would be generated upon transmission and/or broadcast.

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

The Company expects to be able to create a reliable system for the end user that matches the impact from which many high profile companies were very successful in establishing the experience of high-quality media delivery. This includes having the ability in-house to store and secure content and make content accessible to expanding markets such as digital theaters, pay per view, video on demand, and downloads including mobile on demand and interactive technology such as short code technology and instant access response. With this new platform in the forefront of Odyssey's new developments, we have found it necessary to expand into other areas of content reproduction such as live events, prerecorded concerts, educational and learning programs, educational, fitness, self-help and medical, even customizing related technology to client-specific needs and future affiliated organizations in other areas of content provision.

3.	Odyssey has also become involved with development and delivery of intellectual property products. Current products in development and distribution include: Wide Blue Yonder with Lauren Bacall, Brian Cox and James Fox, Tony Elwood’s Cold Storage, Hank the Cow Dog – the Movie, Hermie and Friends and Gerbert. The Company expects that the future of the business would rely on certain technological advancements at the forefront of digital distribution and delivery. The Company believes that it is prudent to develop products such as system infrastructure design, website design with video interface, online support systems, special secure coding, as well as Internet broadcast solutions and satellite access. These elements, now embedded into the management and operations of the Company, will become known as “Proprietary Management Systems” and are unique to the media and media processing venues that capitalize on current market interest and will be valuable in the very near future. Certain applications to this new service would include branding, image design, corporate and graphic presentation matters such as logos, logo colors, logo statements in various templates from which new business systems will be redesigned and developed for numerous business applications over the Internet and broadcast.

Included in the Company’s web based product development and distribution products is Push’n Post’s snAPP social network management application just coming to market.

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

Operations

The Company's operations have been greatly reduced as a result of there structuring of the Company by management. The Company's principal office is located in Plano, Texas (see "Properties") and, as of June 30, 2012, the Company had five full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, Ralph Boral, COO, along with an administrative assistant and a Project Manager and an office assistant in the Plano office. The Company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The Company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

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

ITEM 2. PROPERTIES

During the reported period, the Company conducted its operations out of leased premises at 2321 Coit Rd. Suite E, Plano, Texas, consisting of approximately 2,500 square feet. Rent expense for each of the fiscal years through end of term at June 30, 2012, is as follows:

June 30, 2012	$23,192
June 30, 2011	$30,923

ITEM 3. LEGAL PROCEEDINGS

Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on June 30, 2012.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006. In the reported period, the Company has entered into subsequent negotiations in this matter. Is has made initial payments toward the settlement of this claim which it expects to conclude in the coming fiscal year.

The Company is subject to other legal proceedings that arise in the ordinary course of its business and from prior management activities. Other than that as disclosed above, in the opinion of present management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES. NONE REQUIRED

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

Common Stock

Fiscal 2011	High	Low
First Quarter	$.08	$.017
Second Quarter	.08	.035
Third Quarter	.12	.061
Fourth Quarter	.114	.068

Fiscal 2012	High	Low
First Quarter	$.135	$.08
Second Quarter	.14	.045
Third Quarter	.10	.04
Fourth Quarter	.048	.0071

As of June 30, 2012, there were approximately 4,243 record holders of the Company's Common Stock.

During the year ended June 30, 2011 we issued 3,000,000 shares of our common stock upon the conversion of $129,244 in notes payable. We also issued 1.7 million shares to Mr. Foster pursuant to the terms of his employment agreement. The shares were recorded at the agreement date fair values of $200,000 and $125,000 respectively. With an additional 1,700,000 shares issued to Mr. Foster, Odyssey remains obligated to issue an additional 1.6 million shares to Mr. Foster. Under the employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

During the year ended June 30, 2012, the Company issued 2,765,694 shares of common stock in settlement of existing obligations. In addition 1,700,000 common shares were issued to Mr. Foster pursuant to an existing compensation plan.

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

Results of Operations for years ended June 30, 2011 and 2012

Sales for the year ended June 30, 2012 were $1,270,609 compared to $1,604,500 for the year ended June 30, 2011 resulting in Income Before other Income and Taxes of $57,758 for the period ended June 30, 2012 up from ($99,800) the prior year.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses decreased to $953,594 for the year period ended June 30, 2012 from $1,114,600 for the prior year.

Interest expense decreased to $31,911 for the year ended June 30, 2012 from $63,400 for the prior year. We recognized the full discount as interest expense in the current period.

In 2011 and 2012 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2012	2011

Excess carrying value of settled obligations	0	($8,081)
Related accrued interest	$29,624	$192,000
Obligations deemed barred by statute of limitations	$60,000	$160,000
	$89,624	$343,919

Earnings for the year ended June 30, 2012 were $94,775 up from ($311,500) for the year ended June 30, 2011. The Earnings for the year ended June 30, 2011 included an entry for Excess Carrying Value of Renegotiated Payables of $68,892 compared to ($343,900) for the prior year. This resulted in Earnings per Share of Nil for the year ended June 30, 2012, compared to Nil for the year ended June 30, 2011.

As of June 30, 2012, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

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

Liquidity and Capital Resources

During the year ended June 30, 2012 we issued 4,465,694 shares of our common stock. 2,765,694 shares were issued as consideration in the settlement of existing obligations. We also issued 1.7 million shares to Mr. Foster pursuant to the terms of his employment agreement in addition to the 1.7 million shares issued the previous year. The shares were recorded at the agreement date fair values of $125,000 respectively. Odyssey remains obligated to issue an additional 1.6 million shares to Mr. Foster and has accrued the $250,000 fair value of these additional shares as a current liability.

As of June 30, 2011 we owe $333,000 to approximately 2 unsecured note holders. The notes vary in amounts and interest rates and range from $30,000 to $300,000. Interest rates average about 8%. We are within terms on two notes.

In June, 2011 we became the sole member in FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this combined agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

	Cash Flows	Cash Flows
	Year Ended	Year Ended
	6/30/2012	6/30/2011

Net Cash Generated by Operating Activities	$370,380	($366,300)
Net Cash Used by financing Activities	($801,024)	$346,200
Cash Ending	$400	$6,500

The Company had Net Cash Generated from Operating Activities of 370,3800 after operating expenses for the year ended June 30, 2012 up from ($366,900) for the prior year. The Company had $400.00 in cash as of June 30, 2012.

As of October 26, 2011, Odyssey Pictures Corporation finalized a Securities Purchase Agreement dated October 17, 2011 (the “Agreement”), in connection with the issuance of an 8% convertible note of the Corporation, in the aggregate principal amount of $53,000.00 (the “Note”), convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Interwest Transfer Co., Inc., the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note; the issuance of such shares of common stock in connection with a conversion of the Note; and the indemnification of Interwest Transfer Co., Inc. for all loss, liability, or expense in carrying out the authority and direction contained in the irrevocable letter agreement. Additional extensions of $32,500 and $27,500 were made under comparable terms and conditions on 11-22-11 and 2-12-12 respectively.

As of April 30, 2012, the Company entered into a Secured Loan Transaction with Jack A. Turpin (“Turpin”) for the loan to the Company of $100,000.00 due with interest and fees September 30, 2012 consisting of the following agreements:

1.	Promissory Note in the Amount of $100,000 due September 30, 2012 together with: 10% of the earned and collected commissions earned from distribution of film rentals and licensing derived from all products the Company exploits and earns in the ordinary course of its operating business for 10 years from date. This revenue interest in commissions is payable within 30 days of receipt. Turpin is entitled to have paid against principal revenues collected pursuant to the Working Capital Loan Agreement as and when received. The minimum consideration for this loan is $20,000 in net revenues on or before September 30, 2012. The Note is secured by an assignment of 90% of the revenues from the project known as “Gerbert” which revenues will be used to repay the note, as well as the assignment of a current account receivable in the amount of $150,000.
2.	Addendum #1 to Special Purpose Working Capital Loan Agreement: This Agreement essentially incorporates the terms of the note including a minimum consideration for this loan is $20,000 in net revenues on or before September 30, 2012 as well as acts as an addendum to the previous Loan Agreement with this Lender. In addition, it provides for the assignment of a security interest in certain properties owned by the Company including “Gerbert” and an account receivable in the amount of $150,000. In addition it requires a life insurance policy in the amount of $500,000 for the term of the agreement or until sums due are paid.
3.	Common Stock Purchase Warrant giving Turpin the right to purchase four million shares of common stock of the Company at a price of $0.04 per share until May 15, 2017.

As of April 1, 2012, the Company entered into a Secured Loan Transaction with Jack A. Turpin (“Turpin”) for the loan to the Company of $200,000.00 due with interest and fees September 30, 2012 consisting of the following agreements:

1.	Promissory Note in the Amount of $200,000 due September 30, 2012 together with: 10% of the commissions earned from distribution of film rentals and licensing derived from all products the Company exploits and earns in the ordinary course of its operating business for 10 years from date. This revenue interest in commissions is payable within 30 days of receipt. Turpin is entitled to have paid against principal revenues collected pursuant to the Working Capital Loan Agreement as and when received. The minimum consideration for this loan is $40,000 in net revenues on or before September 30, 2012.
2.	Special Purpose Working Capital Loan Agreement: provides for payment of 10% of the commissions earned from distribution of film rentals and licensing derived from all products the Company exploits and earns in the ordinary course of its operating business for 10 years from date. This revenue interest in commissions is payable within 30 days of receipt. Turpin is entitled to have paid against principal revenues collected pursuant to the Working Capital Loan Agreement as and when received. The minimum consideration for this loan is $40,000 in net revenues on or before September 30, 2012. In addition, it provides for the assignment of a security interest in certain properties owned by the Company including “Wide Blue Yonder” and “Gerbert”.
3.	Common Stock Purchase Warrant giving Turpin the right to purchase four million shares of common stock of the Company at a price of $0.04 per share until April 15, 2017.

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

Our access to capital resources is limited to obtaining small loans with short term maturities and to use the value of our common stock as currency to settle existing obligations in such situation where the stock is acceptable by the counter party.

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2012.

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

None

ITEM 9A. INTERNAL CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2012 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of June 30, 2012 due to the following:

·	Company's disclosure controls and procedures were not effective as of June 30, 2012 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	59	Director, Chairman of the Board and CEO/President
Henrik Ljung	32	Director
Stefan Drakelid	59	Director, Vice Chairman of the Board
Frank Saran	56	Director
Ralph Boral	52	Director, COO

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

Mr. Henrik Ljung is a founding partner of Ampezzo Partners, LLP a private equity fund specializing in growth stage online media & marketing businesses. He was previously CEO of Siguiente Capital AB, a private investment firm. He has a Masters Degree in Management from St. Andrews with earlier studies at the Lubin School of Business and the Universite de la Sorbonne.

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

Mr. Boral, Director and Chief Operating Officer of the Company was formerly Vice President of Finance and Operations of Name Dynamics, Inc. Prior to that he was General Manager of Glueworks Animation as well as formerly CFO of Film Foundry, the parent Company of Glueworks Animation. He has been a Senior Producer for Fox News, Director of Finance for NBC News Channel and Business Manger for NBC News. He has a Bachelor of Arts degree from Queens College in Communications.

Compliance with Section 16(a)of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2012, the Company's officers, directors and greater than 10% stockholders did not comply with filing requirements under section 16(a) except for disclosure provided in the Company’s 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2012. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
John W. Foster, President/CEO	2012	*	$250,000	--	--	--	$125,000
	2011		$250,000			66,000	$375,000

*Mr. Foster has deferred a portion of his salary. As of June 30, 2012 Mr. Foster was owed $719,251 up from $656,751 owed as of June 30, 2011. Other compensation for the year ended June 30, 2012 was the value assigned to the 1,700,000 shares paid under Mr. Foster’s compensation agreement.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights ("SARs") granted to executive officers during the fiscal year ended June 30, 2012. Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four fiscal quarters of this reporting period or fiscal 2012.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2012 and for the same period ending June 30, 2011.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster's salary has gone unpaid and remains payable by the Company as of the end of June 30, 2009 and 2010. Mr. Foster has previously waived a portion of his salary. As of June 30, 2012 Mr. Foster currently owed $719,251.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of June 30, 2012, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

John W. Foster	Director, President and CEO	3,402,000	4.4%
Stefan Drakelid	Director	8,864,350	11.46%
Frank Saran	Director	961,000	1.24%
Henrik Ljung	Director	100,000	Less than 1%
Ralph Boral Robert Miller Erik Pergreus	Director and COO Shareholder Shareholder	0 4,089,167 5,986,235	0 5.28% 7.74%
All Executive Officers & Directors And Affiliates		23,302,752	30.13%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

John W. Foster	Director, Chairman, President and CEO
Stefan Drakelid	Director, Vice Chairman
Frank Saran	Director
Henrik Ljung Ralph Boral	Director Director

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a Company owned by John Foster, our current president. At June 30, 2012 advance payments were made for July travel and payroll totaling $85,700. Texas Media Management also acts on behalf of the Company as paying agent. Amounts transferred to Texas Media Management in 2012 and 2011 in such capacity amounted to $445,500 and $337,506 respectively. These amounts also included 100% of Mr. Foster’s salary, allowances, reimbursements, market expenses advanced, required advances per agreement, and related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales: Our “Branding & Services” agreements with Unilistings UK resulted in $718,788 in revenue in 2012 ($823,000 million in 2011). Unilistings is a Company owned or controlled by a former director of the Company. The former director controls approximately 8.86 million shares of our stock or about 11.46% as of June 30, 2012. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a Company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2011. During 2012 we were billed $75,783 for current services and paid amounts due of $237,000 resulting in a balance of $228,138 at June 30, 2012.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 the Company reached an agreement to repay the distributions and discontinue the FilmZone business. The amount due under this agreement is $876,226 and is due June 30, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEEES AND SERVICES

(1) Audit Fees: The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2011 and $9,500 for the Year ended 2012.

(2) Audit Related Fees: None

(3) Tax Fees: None

(4) All Other Fees: None

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, as amended through June 30, 1995 (1)
3.2	Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3	Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4	By-laws (1)
4.1	Indenture between Odyssey and Continental Stock Transfer and Trust Company ("Continental") dated as of July 15, 1987 (1)
4.2	Form of Supplemental Indenture between Continental and the Company (1)
4.3	Form of Common Stock Certificate (1)
4.4	Form of options granted of officers, directors and 5%stockholders (2)
4.5	Form of Warrant issued to purchasers parties to the 1995Private Placement completed September 30, 1995 (5)
4.6	Form of 12% Unsecured Promissory Note issued to purchasers parties to the 1995 Private Placement completed September 30,1995 )5)
4.7	Form of Stock Option Agreement by and between the Company and officers and directors of the Company, for stock options issued in April1995 (5)
4.8	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1996 (8)
4.9	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and G & H Media, Ltd. (assignee of Stephen R. Greenwald) (7)
4.10	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Lawrence I. Schneider (7)
4.11	Common Stock Purchase Warrant, dated March 6, 1996, between the Company and Ira N. Smith (7)
4.12	Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued during the fiscal year ended June 30, 1997 (9)
4.13	Preferred Stock Certificate, Series A, issued to Kinnevik Media Properties, Ltd. in September, 1997 (10)4.14 Convertible Note issued to Augustine Fund L.P. in July, 1998 (12)
4.15	Preferred Stock Certificate, Series B, issued to Kimon, Inc. in September, 1998 (10)
10.01	1989 Long Term Incentive Plan (1)
10.02	Sub-Lease for office premises at 16910 Dallas Parkway, Suite104, Dallas Texas dated February 1, 2001 (8)
10.03	Settlement Agreement and Release between Paramount Pictures Corporation and Odyssey Distributors, Ltd. (a wholly owned subsidiary of the Company),and Guarantee agreement of the Company, each dated as of September 26, 1996 (9)
10.04	Stock Purchase Agreement between the Company and Flanders Film S.A. relating to purchase of minority stock interest in E3 Sports New Mexico, Inc. and Media Trust S.A., and related promissory notes for $135,000 and $315,000, dated March2, 1998 (10)
10.05	Employment Agreement with Johan Schotte, dated March 2, 1998 (10)
10.31	Convertible Note issued to Augustine Fund, L.P. in July, 1998 (12)
10.32	Asset Purchase Agreement between the Company and Kimon Mediaright KB, a Swedish limited partnership, dated July 14, 1998(10)
10.33	Employment Agreement with Pierre Koshakji, dated March 2, 1998 (11)
10.34	Employment Agreement with Ian Jessel, dated December, 1998 (13)
10.35	Settlement Agreement with Stephen Greenwald, dated September, 1999 (13)
10.36	Convertible Promissory Note with Asher Enterprises, Inc. incorporated from Form 8-K 10-18-11.
21.1	Subsidiaries of the Registrant (3)
31.1	Officer's Certification Pursuant to Section 302 (14)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

	Odyssey Pictures Corporation
	Consolidated Balance Sheets

	June 30,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$356	$6,500
Accounts receivable	134,852	12,100
Prepaids	1,492	57,100
Total current assets	136,700	75,700

Property and equipment, net	7,858	1,200

Other assets
Production advances	1,068,974	274,300
Other	2,578	2,600
Total other assets	1,071,552	276,900

Total assets	$1,216,110	$353,800

Liabilities and stockholders deficiency

Current liabilities
Accounts payable and accrued expenses	$223,178	$52,800
Accounts payable-related parties	80,190	104,500
Accrued interest	412,739	377,900
Other accrued expenses	1,145,305	672,100
Legal settlements and judgments	149,993	155,000
Current debt obligations due within one year	449,246	112,000
Debt obligations in default	-	97,900
Liability to issue common stock	125,000	250,000
Deferred income	-	225,200
Convertible debt derivative liability	186,670	-

Total current liabilities	2,772,321	2,047,400

Related parties	828,876	987,000
Reserve for loss contingencies	110,000	110,000
Total liabilities	3,711,197	3,144,400

Stockholders' equity

Common stock, $.01 par value; 110,000,000 shares
authorized, 77,316,582 and 72,850,888 shares issued and outstanding
at June 30, 2012 and 2011, respectively	773,158	728,500
Additional paid-in capital	39,677,300	39,509,300
Unamortized deferred compensation	(133,520)	(181,600)
Accumulated deficit	(42,812,025)	(42,846,800)
Total stockholders' deficiency	(2,495,087)	(2,790,600)

Total liabilites and stockholders' deficiency	$1,216,110	$353,800

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures
Consolidated Statement of Operations

	Years Ended June 30,
	2012	2011

Net sales of services	$1,270,609	$1,604,500
Cost applicable to sales and revnue	177,930	586,700
Gross profit	1,092,679	1,017,800

Operating Expenses

Selling and general and administrative expenses	1,013,594	1,114,600
Settlements, net	-	3,000
Derivative valuation charges	81,328	-

Total expenses	1,094,922	1,117,600

Income (loss) before other income and income taxes	(2,243)	(99,800)

Other income (expense)

Excess carrying value of renegotiated payables	68,929	715,800
Interest expense	(31,911)	(63,400)

Total other income (expense)	37,018	652,400

Income (loss) from continuing operations before income taxes	34,775	552,600

Provision for income taxes	-	-

Earnings (loss) from contunuing operations	34,775	552,600

Discontinued Operations:

Gain on disposal of assets used in discontinued operations	-	221,500
Income attributalte to non-controlling interest	-	(713,700)

Net income (loss) to Odyssey	$34,775	$60,400

Net loss per weighted share,
basic and fully diluted	$0.00	$0.00

Weighted average number of common
shares outstanding, basic and fully diluted	77,315,800	69,554,450

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation
Consolidated Statement of Cash Flows

	Years Ended June 30,
	2012	2011

Cash flows from operations

Net income (loss)	$34,775	$60,400
Earnings from discontinued operations, net	-	(221,500)

Net earnings (loss) from continuing opertions	34,775	(161,100)

Adjustment to reconcile net loss to net cash flows
from operating activities:
Minority interest in net earnings	-	713,700
Excss carrying value of renegotiated payables	(68,829)	(715,800)
Amortization of deferred compensation	48,072	66,900
Depreciation and impairment	2,160	30,900
Stock-based compensation expensse	60,000	-
Expenses paid by the issuance of common stock	(125,000)	375,000
Change in value of derivaties	73,070	-

Changes in operating assets and liabilities:

Accounts receivable	(122,752)	(7,400)
Prepaid expenses	55,608	(41,800)
Deferred income	(225,200)	(429,800)
Payables to related parties and affiliates	(182,434)	(174,300)
Accounts payable and other	820,910	(22,600)

Net cash provided by (used for) operating activities	370,380	(366,300)

Cash Flows from investing activies

Purchases of equipment	(8,850)	-
Investment in production inventory and equipment	(792,174)	(254,300)
Proceeds from sale of assets	-	600,500

Net cash used provided by (used for) investing activities	(801,024)	346,200

Cash flows from financing activities

Loan proceeds	435,500	71,700
Payments made on long-term debt	(11,000)	(35,000)
Payments made on settlements and judgements	-	(30,000)

Net cash provided by financing activities	424,500	6,700

Net increase (decrease) in cash	(6,144)	(13,400)
Cash, beginning of period	6,500	19,900

Cash, end of period	$356	$6,500

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation
Consolidated Statements of Stockholders' Deficiency

			Additional
	Common Stock		Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balance, June 30, 2010	68,150,888	$681,500	$38,744,900	(42,907,200)	$-	$(3,480,800)

Stock issud upon conversion of debt	3,000,000	30,000	170,000			200,000

Equity of consolidated subsidairy			237,900			237,900

Fair value of options isssued			248,500		(181,600)	66,900

Fair value of stock issued under
employment agreements	1,700,000	17,000	108,000			125,000

Net loss				60,400		60,400

Balance, June 30, 2011	72,850,888	728,500	39,509,300	(42,846,800)	(181,600)	(2,790,600)

Stock issued upon conversion of debt	2,765,694	27,658				27,658

Fair value of stock issued under
employment agreements	1,700,000	17,000	108,000			125,000

Fair value of warrants issued for services			60,000			60,000

Deferred compensation amortization					48,080	48,080

Net income				34,775		34,775

Balance, June 30, 2012	77,316,582	$773,158	$39,677,300	$(42,812,025)	$(133,520)	$(2,495,087)

The accompanying notes are an integral part of these financial statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND
Significant Accounting Policies
June 30, 2012

The Company

Organizational Background: Odyssey

Pictures  Corporation  ("Odyssey" or the "Company"),  formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding Company.  At such time, the Company had no material  assets.  In September 1990, Double Helix Films, Inc.  ("Double Helix"),  a producer of low budget films, and Odyssey  Entertainment Ltd. ("OEL"), an international film distribution Company, were merged with  wholly  owned  subsidiaries  of the Company  (the  "Mergers"). Subsequent  to the  Mergers,  each of Double Helix and OEL became a wholly owned subsidiary  of the  Company.  In June 1991, the Company sold Double  Helix and thereafter  began to focus on the  distribution  of motion  pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s. In 2011 Odyssey acquired the remaining 50% interest in FilmZone, a previously inactive LLC. FilmZone owned a domain rights portfolio that was sold to entities owned or controlled by one of our directors in 2011.

Significant Accounting Policies

Principles of Consolidation

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

Non-Controlling Interest

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current period presentation

Revenue Recognition

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

Significant Accounting Policies (continued)

Cash and Cash Equivalents

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

Valuation of Long-Lived Assets

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

Stock Based Compensation

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Significant Accounting Policies (continued)

Fair Value Measurements

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

Fair Value Hierarchy

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

·	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
·	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

·	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Earnings per Common Share

We have adopted the provisions of ASC 260, Earning per ShareASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Significant Accounting Policies (continued)

Income Taxes

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

Significant Accounting Policies (continued)

Contingent Liabilities (continued)

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

ODYSSEY PICTURES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

1.	Revenues & Economic Dependency

We earn revenue under several “Branding & Services” agreements that provide for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. Revenues recognized under these agreements were $718,788 through June 30, 2012 and $1,531,000 through June 30, 2011 and represented 57% of all revenues in the year ending June 30, 2012 and 95% - 99% of all revenue in the same period last year.

2.	Notes and Loans Payable

As of June 30, 2012 we owe $333,000 to approximately 2 note holders. The notes vary in amounts and interest rates and range from $30,000 to $300,000. Interest rates average about 8%. We are within terms on two notes.

In June, 2011 we acquired the remaining 50% interest in FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this combined agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

3.	Income Taxes

We have adopted ASC 740, Accounting for Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $42,727,016. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

4.	Commitments:

Leases The Company leases its office space. Rent expense was $30,923 each for the years ended June 30, 2012 and 2011 respectively. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments are as follows:

2012	$30,923
2013	23,192
$54,115

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

4. Commitments (continued)

Employment Agreements (continued)

Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expensed by the Company. Beginning January 2008 Mr. Foster’s salary was readjusted at a rate of $6,850 monthly and then again adjusted in July of 2008 to $9,850 monthly. He also receives a medical and life insurance allowance. Mr. Foster is currently owed $719,251 under this agreement. In 2011 a new agreement was reached with Mr. Foster.

Settlements & Judgments

Material Items are as follows:

We remain liable for $155,000 due to four outstanding judgments and liens. The amounts range from $6,800 to $100,000. Such amounts bear interest at the jurisdictional statutory rate and may vary over time.

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

Discharge of Debt

In fiscal year 2012, we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2012	2011

Excess carrying value of settled obligations	$-	$(8,081)
Related accrued interest	29,624	192,000
Obligations deemed barred by statute of limitations	60,000	160,000
	$$89,624	$343,919

5.	Stockholders' Equity:

Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

During the year ended June 30, 2010 we issued 3,069,875 shares of our common stock. 2,165,000 shares were issued as consideration in the settlement of existing obligations. The shares were value at $140,758, or about $0.065 per share and reflect the market value at the grant date. We also issued 670,000 shares to Redcliffe in settlement of $134,000 owed. The amount due Redcliffe exceeded the fair value of the stock by $94,000. Redcliffe was considered a related party at the date of settlement and the excess over fair value was, accordingly, considered a capital transaction. We also issued 234,375 shares in full payment of a note. The shares so issued were valued at the quoted market price at the date of grant.

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $48,100 for the year ended June 30, 2012 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of June 30, 2012, there was approximately $133,500 of unrecognized compensation cost related to non-vested options.

On April 15, 2012 we issued 4,000,000 warrants as consideration for services. The warrants are exercisable at $0.04 and expire April 15, 2017. We estimate the value of these warrants to be $157,000 using the Black-Scholes option pricing model with inputs as described in our financial statements.

6.	Stock Options and Warrants

Summary of Option Activity

Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting. We evaluate and account for such securities in accordance with EITF Issue No. 00-19 and FASB ASC 815, Accounting for Derivative Financial Instruments.

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2012-2011 were a volatility of 200% and 213% , common stock value of $0.078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2012	4.4%	0.0%	200.0%	36-48 mos.
2011	4.4%	0.0%	213.0%	36-48 mos.

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

All Plan & Non- Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years )	Aggregate Intrinsic Value*
Options outstanding at June 30, 2010	400,000	$0.10
Granted	4,000,000	$0.00
Exercised	0	$0.00
Lapsed	0	$0.10
Options outstanding at June 30, 2011	4,400,000	$0.86	1.8	$0
Granted	8,000,000	$0.04
Exercised	0	$0.00
Lapsed	(400,000)	$0.10
Options outstanding at June 30, 2012	12,000,000	$0.34	4.1	$0
Options exercisable at June 30, 2012	10,000,000	$0.11	4.2	$0

The following table summarizes the status of the Company's aggregate warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	10,000,000	$0.11	50.0	10,000,000	$0.11
$ 0.51-$ 1.00	2,000,000	$1.50	48.0	0	$0.00
Total Shares	4,400,000			10.000,000

7.	Acquisition of FilmZone, LLC and Discontinued Operations

In 2011, the Company purchased the remaining 50% interest in FilmZone LLC. Operations consisted of its ownership of web based domain properties. By June 30, 2011 all the assets of FilmZone had been sold to two entities controlled by Stefan Drakelid, a member of Odyssey’s Board. The bulk sale of the all the assets held by FilmZone were reported on a consolidated basis as discontinued operations. FilmZone has ceased business and has no continuing operations.

8.	Related Party Transactions not Disclosed Elsewhere

Prepaid Expenses

Amounts carried as prepaid expenses are advances paid to Texas Media Management, a Company owned by John Foster, our current president. At June 30, 2012 advance payments were made for July travel and payroll totaling $85,700. Texas Media Management also acts on behalf of the Company as paying agent. Amounts transferred to Texas Media Management in 2012 and 2011 in such capacity amounted to $445,500 and $337,506 respectively. These amounts also included 100% of Mr. Foster’s salary, allowances, reimbursements, market expense advances, required advances per agreement, and related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales

Our “Branding & Services” agreements with Unilistings UK resulted in $718,788 in revenue in 2012 ($823,000 in 2011). Unilistings is a Company owned or controlled by a former director of the Company. The former director controls approximately 8.8 million shares of our stock or about 11.46% as of June 30, 2012. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 10% of our common stock.

Due Related Parties

Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a Company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2011. During 2012 we were billed $75,783 for current services and paid amounts due of $237,000 resulting in a balance of $228,138 at June 30, 2012.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 the Company reached an agreement to repay the distributions and discontinue the FilmZone business. The amount due under this agreement is $876,226 and is due June 30, 2013.

8.	Related Party Transactions not Disclosed Elsewhere (continued)

Discontinued Operations

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

9.	Results of Operations and Management's Plans

The Company's continued existence is dependent upon its ability to resolve its liquidity problems.  The Company must achieve and sustain a profitable level of operations with  positive  cash  flows and must  continue  to obtain  financing adequate to meet its ongoing  operation  requirements.  To offset these factors, the  Company has  embarked on an  aggressive  capital  campaign  and has been in development for determining  it's most effective  method of exploiting  recently acquired film rights and re-establishing its contacts in the foreign and broadcast and DVD  markets.  Since July 2001,  new  management   as embarked on a program to reverse the unfavorable  results, by significantly  reducing overhead and taking steps to rebuild  revenues.  The  Company's  operations  have  been  greatly  reduced  as  a  result  of  the restructuring of the Company by new management.  The Company's  principal office is located in  Plano,  Texas, and as of June 30,  2012,  the  Company  had five full-time  employees,  consisting  of Mr.  Foster, the  CEO and President, a chief operating officer, a project manager, an administrative secretary, and an office assistant. On occasion, the Company also hires professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Odyssey Pictures Corporation
Plano, TX

I have audited the acCompanying balance sheets of Odyssey Pictures Corporation as of June 30 2012 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2012 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The acCompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $2.3 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

October 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Odyssey Pictures Corporation
Plano, TX

I have audited the acCompanying balance sheets of Odyssey Pictures Corporation as of June 30 2011 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2011 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The acCompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $1.9 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2012. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 15 2011

/s/Michael F. Cronin

Michael F. Cronin

Certified Public Accountant

NY, FL

Orlando, FL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

Date: October 15, 2012	Odyssey Pictures Corporation
	By	/s/ John W. Foster
Name: John W. Foster Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Date: October 15, 2012	Odyssey Pictures Corporation
	By	/s/ John W. Foster
Name: John W. Foster Title: CEO Chairman and President