Form 10-Q
period 2012-09-30
ODYSSEY PICTURES CORP
filed 2012-11-20
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______ to _______

0-18954

Commission file number

ODYSSEY PICTURES CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	95-4269048
(State of incorporation)	(IRS Employer Identification Number)

2321 Coit Rd. Suite E, Plano, TX 75075

 (Address of principal executive office)

(972) 867-0055

 (Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirement for at least the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share 72,850,888 outstanding shares as of September 30, 2012.

ODYSSEY PICTURES CORPORATION

2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Odyssey Pictures Corporation

Consolidated Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,855	$356
Accounts receivable	197,233	134,852
Prepaids	91,547	1,492

Total current assets	293,635	136,700

Property and equipment, net	7,058	7,858

Other assets
Production advances	1,152,126	1,068,974
Other	2,578	2,578
Total other assets	1,154,704	1,071,552

Total assets	$1,455,397	$1,216,110

Liabilities and stockholders deficiency

Current liabilities
Accounts payable and accrued expenses	$228,094	$223,178
Accounts payable-related parties	78,291	80,190
Accrued interest	449,702	412,739
Other accrued expenses	1,066,946	1,145,305
Legal settlements and judgments	145,993	149,993
Current debt obligations due within one year	560,246	449,246
Debt obligations in default	87,176	-
Liability to issue common stock	125,000	125,000
Related party debt due within one year	876,226	-
Convertible debt derivative liability	186,670	186,670

Total current liabilities	3,804,344	2,772,321

Related parties	109,625	828,876
Reserve for loss contingencies	110,000	110,000
Total liabilities	4,023,969	3,711,197

Stockholders’ equity

Common stock, $.01 par value; 110,000,000 shares authorized, 77,316,582 and 72,850,888 shares issued and outstanding at June 30, 2012 and 2011, respectively	773,158	773,158
Additional paid-in capital	39,677,300	39,677,300
Unamortized deferred compensation	(117,504)	(133,520)
Accumulated deficit	(42,901,527)	(42,812,025)
Total stockholders’ deficiency	(2,568,572)	(2,495,087)

Total liabilities and stockholders’ deficiency	$1,455,397	$1,216,110

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales of services	$185,382	$248,400
Cost applicable to sales and revenue	78,290	130,100
Gross profit	107,092	118,300

Operating Expenses

Selling and general and administrative expenses	163,024	195,100
Settlements, net	455	200
Derivative valuation charges	-	16,000

Total expenses	163,479	211,300

Income (loss) before other income and income taxes	(56,387)	(93,000)

Other income (expense)

Excess carrying value of renegotiated payables	6,746	-
Interest expense	(39,861)	(9,000)

Total other income (expense)	(33,115)	(9,000)

Income (loss) from continuing operations before income taxes	(89,502)	(102,000)

Provision for income taxes	-	-
Earnings (loss) from continuing operations	(89,502)	(102,000)

Net income (loss) to Odyssey	$(89,502)	$(102,000)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	77,316,582	72,850,888

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Cash flows from operations

Net income (loss)	$(89,502)	$(102,000)

Adjustment to reconcile net loss to net cash flows from operating activities:
Excess carrying value of renegotiated payables	6,746	-
Amortization of deferred compensation	16,016	16,000
Depreciation and impairment	800	500

Changes in operating assets and liabilities:

Accounts receivable	(165,076)	(600)
Prepaid expenses	(4,852)	(7,600)
Deferred income	-	139,800
Payables to related parties and affiliates	15,101	(51,500)
Accounts payable and other	109,926	43,100

Net cash provided by (used for) operating activities	(110,841)	37,700

Cash Flows from investing activities

Purchases of equipment	-	(1,800)
Investment in production inventory and equipment	(82,660)	(64,100)

Net cash used provided by (used for) investing activities	(82,660)	(65,900)

Cash flows from financing activities

Loan proceeds	215,000	25,000
Payments made on long-term debt	(13,000)	(1,000)
Payments made on settlements and judgements	(4,000)	-

Net cash provided by financing activities	198,000	24,000

Net increase (decrease) in cash	4,499	(4,200)
Cash, beginning of period	356	6,500

Cash, end of period	$4,855	$2,300

The accompanying notes are an integral part of these financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

SEPTEMBER 30, 2012

1. Basis of Presentation

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our June 30, 2012 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Equity Based Compensation

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $16,016 for the three-month periods ended September 30, 2012 and 2011 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of September 30, 2012, there was approximately $117,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.54 years.

4. Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses, production related advances, and advances paid by affiliates. Such items totaled $109,625 at September 30, 2012. We also owe $781,251 in accrued compensation to John Foster, our current CEO.

In June 2011, we became sole member and manager of FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

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

5. New Notes and Loans Payable:

Other Notes:

In July 2012, we issued a promissory note. The face value and cash proceeds of the note were $100,000 and matures September 30, 2013. As security for the note, the holder was granted an Assignment and Transfer of Rights. A summary of rights so assigned and transferred is as follows:

●	An interest in commissions earned from distribution of film rentals and licensing derived from all products Odyssey exploits and earns in the ordinary course of operating its business (“Revenue Interest”). The interest extends for a period of ten (10) years from the date of the Agreement unless sooner terminated by mutual agreement between the parties. At the end of the ten years, the parties may elect to renew this term for an additional ten years unless otherwise negotiated. The Revenue Interest by Lender shall be equal to ten percent (10%) of the net collected and earned commissions that Borrower receives. The “Revenue Interest” is payable within 30 days of receipt by Borrower.
●	Gross Profit revenues collected from Borrower during the period ending upon the Maturity Date or any extension thereof, as repayment of the Note, unless extended by Lender.
●	Payment of minimum revenues totaling $40,000 over and above the Principal Balance from Borrower on or before the Maturity Date, or any extension thereof, unless extended by Lender.

The note contains customary negative covenants for loans of this type subject to the approval of the lender, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures in excess of $2 million, dispose of assets and enter into mergers and acquisition transactions.

6. Subsequent Events:

Management has evaluated subsequent events through November 20, 2012, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this Form 10-Q.

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

Results of Operations for the three months ended September 30, 2012 and 2011

Net sales of services for the three months ended September 30, 2012 and 2011 were $185,382 and 248,400, respectively, a decrease of $63,018 or 25%. Cost applicable to sales and revenue decreased $51,810 (40%) to $78,290 for the three months ended September 30, 2012 from $130,100 reported for the comparable period in the prior year. The decrease in revenue of $63,018, partially offset by the $51,810 decrease in cost applicable to sales and revenue resulted in a $11,208 decrease in gross profit for the three months ended September 30, 2012, when compared with the three month period ended September 30, 2011.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses and other operating expenses decreased $47,821 (23%) to $163,479 for the three months ended September 30, 2012 from $211,300 reported for the same period in the prior year.

Total other expenses increased $24,115 to $33,115 for the three months ended September 30, 2012 from $9,000 reported for the comparable period in the prior year. This $24,115 increase was attributable to the $30,861 increase in interest expense, partially offset by a $6,746 increase in the excess carrying value of renegotiated payables. We recognized the full discount as interest expense in the current period.

In 2011 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

2011
Excess carrying value of settled obligations	$(8,081)
Related accrued interest	192,000
Obligations deemed barred by statute of limitations	244,498
Write down of excess accrued interest	287,398
$715,815

For the three months ended September 30, 2012 and 2011, the Company reported a net loss of $89,502 and $102,000, respectively, a decrease in net loss of $12,498, or 12%. This decrease in net loss is primarily attributable to a $51,810 decrease in cost applicable to sales and revenue, a $47,821 decrease in operating expenses, partially offset by a $63,018 decrease in net sales of services and a $24,115 increase in other expenses.

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

There is substantial doubt about the company’s ability to continue as an ongoing business due to a continued working capital deficiency as substantiated by the financial statements in this report. It should be noted that this working capital deficiency is 50% comprised of debt to related parties. Whereas the Company has been consistently profitable with positive cash flows during these past nine fiscal quarters, and we continue to expand into other markets, we cannot guarantee or ensure present activity as a future trend. Should the Company experience an interruption in the current services that it provides its captive client, or our market activity does not result in expanded revenue resources, we would be required to seek alternative financing and raise additional funds to finance operations in order to remain a going concern. If this were the case, we might not be able to timely and effectively receive positive response to new capital needs and, if we do, we are not assured that the terms of any financing would be affordable or advantageous to continued operations.

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

Liquidity and Capital Resources

Net cash used for and provided by operating activities for the three months ended September 30, 2012 and 2011 was $110,841 and $37,700, respectively, an increase in cash used for operating activities of $148,541. At September 30, 2012 and June 30, 2012, the Company reported a cash and cash equivalents balance of $4,855 and $356, respectively. Shown below is a summary of the cash flows for the three month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
Cash provided by (used for) operating activities	$(110,841)	$37,700

Cash flows used for investing activities	(82,660)	(65,900)

Cash flows provided by financing activities	198,000	24,000

Net increase (decrease) in cash	4,499	(4,200)

Cash, beginning of period	356	6,500

Cash, end of period	$4,855	$2,300

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

Revenue Recognition. The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as “SOP 00-2”). Revenues from licensing contracts are recognized when the project is completed and delivered or is available for exhibition by the licensee or client and when certain other conditions are met. All revenues for the periods presented were derived principally from royalty and services contract and, in some cases, the foreign distribution rights and continuing ancillary revenues from media products that the Company has had in circulation, such as foreign income from soundtracks or other revenue not previously accounted for (known as residuals”) relating thereto.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2012 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/ John W. Foster
John W. Foster Chairman and CEO

November 20, 2012

