Form 10-K/A
period 2012-06-30
ODYSSEY PICTURES CORP
filed 2012-11-27
CIK 863061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ODYSSEY PICTURES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	0-18954	95-4269048
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2321 Coit Road, Suite E, Plano, TX 75075
(Address of Principal Executive Offices) (Zip Code)

(972) 867-0055

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock: $.01 Par Value

Title of each class
Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $4,591,175 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant’s officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 30, 2012 there were outstanding 77,316,582 shares of Odyssey Pictures Corporation’s common stock, par value $.01 per share (the “Common Stock”).

PART I

PART I

Item 1. Business	3
Item 1A Not Applicable
Item 1B Unresolved Staff Comments: NONE
Item 2. Properties	6
Item 3. Legal Proceedings	6
Item 4. Mine Safety Disclosures: NONE REQUIRED	7

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. NA
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A NONE REQUIRED
Item 8. Financial Statements and Supplementary Data	12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 9A. Controls and Procedures	13

PART III

Item 10. Directors and Executive Officers and Corporate Governance	15
Item 11. Executive Compensation	16
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	17
Item 13. Certain Relationships and Related Transactions and Director Independence	18
Item 14. Principal Accountant Fees and Services	18
Item 15. Exhibits, Financial Statement Schedules	19

Signature	22

This Form 10-K/A is being file to correct certain errors made in file translation prior to filing of the Form 10-K as well as certain word changes in the Management Discussion and Analysis.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Development of Business

Odyssey Pictures Corporation (“Odyssey” or the “Company”), formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding Company. In September 1990, Double Helix Films, Inc. (“Double Helix”), a producer of low budget films, and Odyssey Entertainment Ltd. (“OEL”), an international film distribution Company, were merged with wholly owned subsidiaries of the Company (the “Mergers”). In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business.

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

Our business has a new focus and generally falls into the following categories:

1. Service Representation. Our Company contracts with a client to organize and administer a new campaign for their image, branding, marketing, and general awareness of their product, media materials including all forms of recorded media, and defining methods of distribution specific to that particular client’s needs represented by the Company’s agreement with Indiepix Films for the distribution of its film Library. Our Company engages with the client and receives a fee in consideration for the proposed duration of time, the amount of man hours that are going to be devoted in order to build the various campaigns that are required, and formulates a budget based on new materials that have to be generated in order to penetrate the clients markets.

2. Distribution Methods. Along with the assemblage of service platform for the client, the Company receives rights to distribute, organize, and otherwise make ready all necessary content elements in order to administer them to the network, outlet, or specified end performance venue of such content. As before practiced, the Company then seeks to license the rights it has been authorized to subdistributors in the territories for the respective distribution rights. In general, the grant of rights to the subdistributors includes all media since digital distribution does involve all forms previously segregated for independent sales among one or many other sales agents in the past. The subdistributor in each territory generally pays for its distribution rights with a down payment at the time the contract is executed with the balance becoming due before access to the content can be made through the Company’s secure process over the Internet. In some cases, our Company will provide certain arrangements where advertising revenue is split in lieu of licensing fees for the benefit of the client and where the client may have sponsorships, advertising, marketing campaigns already directed by our Company. This revenue sharing process is incorporated as a part of the service arrangement that we are providing for the client. In this case, our Company is licensing both the content and the entire advertising/sponsorship program package from which revenue would be generated upon transmission and/or broadcast.

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

Online distribution or “digital media distribution” has become a necessity in effecting access to audio and video content and is incumbent upon the distributor now to seek and streamline new methods of acquiring, storing, securing, and procuring quality of reproduction over the Internet, and providing this within an economic condition that allows us to compete as well as to keep up with the economics of upgrading with challenging and changing technology requirements.

The Company expects to be able to create a reliable system for the end user that matches the impact from which many high profile companies were very successful in establishing the experience of high-quality media delivery. This includes having the ability in-house to store and secure content and make content accessible to expanding markets such as digital theaters, pay per view, video on demand, and downloads including mobile on demand and interactive technology such as short code technology and instant access response. With this new platform in the forefront of Odyssey’s new developments, we have found it necessary to expand into other areas of content reproduction such as live events, prerecorded concerts, educational and learning programs, educational, fitness, self-help and medical, even customizing related technology to client-specific needs and future affiliated organizations in other areas of content provision.

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

Once Odyssey has a significant amount of content available, it creates its own” library” with which to categorize in various areas of interest, either by the end licensing company (such as foreign buyers, foreign television/broadcast, integration into entertainment slots in cable/satellite networks, and programming via our own defined broadcast capabilities) or to specific requirements to clients. The end result should be to create additional streams of revenue, additional opportunities for service income, more control over distribution and security, and operating more on an “international multi-function delivery service basis”.

Competition

The entertainment and media industry generally are highly competitive and not always predictable. The Company’s competition includes the smaller independent companies operating in similar distribution and delivery venues as well as independent producers and even major studios funding similar operations. Many of these competitors have financial means and other resources significantly greater than those available to the Company. The Company faces competition in all aspects of the business and cannot represent or warrant any assurances that it will be able to compete effectively.

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

Operations

The Company’s operations have been greatly reduced as a result the restructuring of the Company by management. The Company’s principal office is located in Plano, Texas (see “Properties”) and, as of June 30, 2012, the Company had five full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, Ralph Boral, COO, along with an administrative assistant and a Project Manager and an office assistant in the Plano office. The Company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The Company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

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

ITEM 4.	MINE SAFETY DISCLOSURES. NONE REQUIRED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

The following table sets forth the range of high and low bid information for the Common Stock of the Company as reported by the National Quotation Bureau’s Pink Sheets on a quarterly basis for each of the two preceding fiscal years. The Company’s shares have traded in the over-the-counter market on the OTC market. The Company’s Common Stock trades under the symbol OPIX.

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

As of June 30, 2012, there were approximately 4,243 record holders of the Company’s Common Stock.

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

Results of Operations for years ended June 30, 2011 and 2012

Sales for the year ended June 30, 2012 were $1,270,609 compared to $1,604,500 for the year ended June 30, 2011 resulting in Income Before other Income and Taxes of $(2,243) for the period ended June 30, 2012 up from ($99,800) the prior year.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses decreased to $1,013,594 for the year period ended June 30, 2012 from $1,114,600 for the prior year.

Interest expense decreased to $31,911 for the year ended June 30, 2012 from $63,400 for the prior year. We recognized the full discount as interest expense in the current period.

In 2011 and 2012 we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:.

	2012	2011

Excess carrying value of settled obligations	0	($8,081)
Related accrued interest	$29,624	$192,000
Obligations deemed barred by statute of limitations	$60,000	$160,000
	$89,624	$343,919

Earnings for the year ended June 30, 2012 were $34,775 down from $552,600 for the year ended June 30, 2011. The Earnings for the year ended June 30, 2011 included an entry for Excess Carrying Value of Renegotiated Payables of $89,624 compared to ($343,900) for the prior year. This resulted in Earnings per Share of Nil for the year ended June 30, 2012, compared to Nil for the year ended June 30, 2011.

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

Liquidity and Capital Resources

For the years ended June 30, 2012 and 2011, we reported net sales of $1,270,609 and $1,604,500, respectively, a decrease of $333,891, or 21%. This decrease in net sales was offset by a $408,770 decrease in cost applicable to sales and revenue, which resulted in an increase in gross profit of $74,879, or 7%. Total expenses decreased $22,678, or 2%, to $1,094,922 for the year ended June 30, 2012 from $1,117,600 reported for the year ended June 30, 2011. Net loss before other income and income taxes decreased $97,557 (98%) to $2,243 for the year ended June 30, 2012 from $99,800 reported for fiscal year 2011. This decrease results from the $74,879 increase in gross profit and the $22,678 decrease in total expenses. Total expenses included an expense of $81,238 for derivative valuation charges incurred in connection with a convertible debt derivative liability.

Amortizable capitalized film inventory costs related to revenues on licenses and the receipt of payments on residuals have been fully amortized, or impaired in prior periods. We expense all current costs as incurred. Selling and general and administrative expenses decreased $101,006 (9%) to $1,013,594 for the year ended June 30, 2012 from $1,114,600 reported for fiscal year 2011.

Interest expense decreased $31,911 (50%) from $63,400 reported for the year ended June 30, 2011 to $31,911 reported for the current fiscal year.

During the years ended June 30, 2012 and 2011, we wrote off certain accounts payable in which no attempts at collection had been made, or which we determined were barred from collection by the Texas and New York statue of limitations. We also negotiated revised amounts and terms on trade payables and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2012	2011

Excess carrying value of settled obligations	0	($8,081)
Related accrued interest	$29,624	$192,000

Obligations deemed barred by statute of limitations	$60,000	$160,000
	$89,624	$343,919

For the years ended June 30, 2012 and 2011, we reported net income of $34,775 and $60,400, respectively, a decrease of $25,625, or 42%. This decrease is primarily attributable to a $646,871 decrease (90%) in other income reported for the excess carrying value of renegotiated payables, a $221,500 (100%) decrease in gain on disposal of assets used in discontinued operations, partially offset by a $74,879 increase (7%) in gross profit, a $22,678 decrease (2%) in total expenses, a $31,489 decrease (50%) in interest expense, and a $713,700 decrease in income attributable to non-controlling interest.

The Company generated $370,380 from operating activities for the year ended June 30, 2012, an increase of $736,680 from the $(366,300) net cash used for operating activities in fiscal year 2011. We used $(801,024) for investing activities, an increase of $1,147,224 from the $346,200 cash provided by investing activities during the year fiscal year 2011. The increase in cash used for investing activities is attributable to a decrease of $600,500 from proceeds from the sale of assets, partially offset by a $8,850 increase in the purchase of equipment and a $537,874 increase in funds used for the investment in production inventory and equipment. Net cash provided by financing activities increased $417,800 to $424,500 reported for the year ended June 30, 2012 from the $6,700 reported for the comparable period. This increase is attributable to an increase of $363,710 in funds received from loan proceeds, a $24,000 decrease in payments made against long-term debt, and a $30,000 decrease in payments made on settlements and judgments. At June 30, 2012, we had a cash balance of $356, a $6,144 decrease from the $6,500 balance reported at June 30, 2011.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to the following: Company’s disclosure controls and procedures were not effective as of June 30, 2012 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	59	Director, Chairman of the Board and CEO/President
Henrik Ljung	32	Director
Stefan Drakelid	59	Director, Vice Chairman of the Board
Frank Saran	56	Director
Ralph Boral	52	Director, COO

Set forth below is information regarding the business experience of the current Directors and executive officers of the Company

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

Mr. Ralph Boral, Director and Chief Operating Officer of the Company was formerly Vice President of Finance and Operations of Name Dynamics, Inc. Prior to that he was General Manager of Glueworks Animation as well as formerly CFO of Film Foundry, the parent Company of Glueworks Animation. He has been a Senior Producer for Fox News, Director of Finance for NBC News Channel and Business Manger for NBC News. He has a Bachelor of Arts degree from Queens College in Communications.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than 10% stockholders are required by the Commission’s regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2012, the Company’s officers, directors and greater than 10% stockholders did not comply with filing requirements under section 16(a) except for disclosure provided in the Company’s 10-K.

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

	Summary Compensation Table
			Annual Compensation			Payouts
Name and Principal Position	Fiscal Year		Salary	Bonus	Other Annual Compensation	Underlying Options	All Other Compensation
John W. Foster, President/CEO	2012	*	$250,000	-	-	-	$125,000
	2011		$250,000			66,000	$375,000

*Mr. Foster has deferred a portion of his salary. As of June 30, 2012 Mr. Foster was owed $719,251 up from $656,751 owed as of June 30, 2011. Other compensation for the year ended June 30, 2012 was the value assigned to the 1,700,000 shares paid under Mr. Foster’s compensation agreement.

Options/Stock Appreciation Rights:

There were no stock options and stock appreciation rights (“SARs”) granted to executive officers during the fiscal year ended June 30, 2012. Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four fiscal quarters of this reporting period or fiscal 2012.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors’ meetings. There have been no distributions of Stock to the Board Members as of the end of June 30, 2012 and for the same period ending June 30, 2011.

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster’s salary has gone unpaid and remains payable by the Company as of the end of June 30, 2009 and 2010. Mr. Foster has previously waived a portion of his salary. As of June 30, 2012 Mr. Foster currently owed $719,251.

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

Name of beneficial owner	Status	Shares Beneficially Owned	Percentage of Class

John W. Foster	Director, President and CEO	3,402,000	4.4%
Stefan Drakelid	Director	8,864,350	11.46%
Frank Saran	Director	961,000	1.24%
Henrik Ljung	Director	100,000	Less than 1%
Ralph Boral	Director and COO	0	0
Robert Miller	Shareholder	4,089,167	5.28%
Erik Pergreus	Shareholder	5,986,235	7.74%
All Executive Officers & Directors And Affiliates		23,302,752	30.13%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

John W. Foster	Director, Chairman, President and CEO
Stefan Drakelid	Director, Vice Chairman
Frank Saran	Director
Henrik Ljung Ralph Boral	Director Director

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
4.1 Indenture between Odyssey and Continental Stock Transfer and Trust Company (“Continental”) dated as of July 15, 1987 (1)
4.2 Form of Supplemental Indenture between Continental and the Company (1)
4.3 Form of Common Stock Certificate (1)
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
21.1 Subsidiaries of the Registrant (3)
31.1 Officer’s Certification Pursuant to Section 302 (14)
32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

Odyssey Pictures Corporation

Consolidated Balance Sheets

	Years ended June 30,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$356	$6,500
Accounts receivable	134,852	12,100
Prepaids	1,492	57,100

Total current assets	136,700	75,700

Property and equipment, net	7,858	1,200

Other assets
Production advances	1,068,974	274,300
Other	2,578	2,600

Total other assets	1,071,552	276,900

Total assets	$1,216,110	$353,800

Liabilities and stockholders deficiency

Current liabilities
Accounts payable and accrued expenses	$223,178	$52,800
Accounts payable-related parties	80,190	104,500
Accrued interest	412,739	377,900
Other accrued expenses	1,145,305	672,100
Legal settlements and judgments	149,993	155,000
Current debt obligations due within one year	449,246	112,000
Debt obligations in default	-	97,900
Liability to issue common stock	125,000	250,000
Deferred income	-	225,200
Convertible debt derivative liability	186,670	-

Total current liabilities	2,772,321	2,047,400

Related parties	828,876	987,000
Reserve for loss contingencies	110,000	110,000

Total liabilities	3,711,197	3,144,400

Stockholders’ equity

Common stock, $.01 par value; 110,000,000 shares authorized, 77,316,582 and 72,850,888 shares issued and outstanding at June 30, 2012 and 2011, respectively	773,158	728,500
Additional paid-in capital	39,677,300	39,509,300
Unamortized deferred compensation	(133,520)	(181,600)
Accumulated deficit	(42,812,025)	(42,846,800)

Total stockholders’ deficiency	(2,495,087)	(2,790,600)

Total liabilities and stockholders’ deficiency	$1,216,110	$353,800

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures

Consolidated Statement of Operations

	Years ended June 30,
	2012	2011

Net sales of services	$1,270,609	$1,604,500
Cost applicable to sales and revenue	177,930	586,700
Gross profit	1,092,679	1,017,800

Operating Expenses

Selling and general and administrative expenses	1,013,594	1,114,600
Settlements, net	-	3,000
Derivative valuation charges	81,328	-

Total expenses	1,094,922	1,117,600

Income (loss) before other income and income taxes	(2,243)	(99,800)

Other income (expense)

Excess carrying value of renegotiated payables	68,929	715,800
Interest expense	(31,911)	(63,400)

Total other income (expense)	37,018	652,400

Income (loss) from continuing operations before income taxes	34,775	552,600

Provision for income taxes	-	-

Earnings (loss) from continuing operations	34,775	552,600

Discontinued Operations:

Gain on disposal of assets used in discontinued operations	-	221,500
Income attributable to non-controlling interest	-	(713,700)

Net income (loss) to Odyssey	$34,775	$60,400

Net income per weighted share, basic and fully diluted	$0.00	$0.00

Weighted average number of common shares outstanding, basic and fully diluted	77,315,800	69,554,450

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation

Consolidated Statements of Stockholders’ Deficiency

			Additional
	Common Stock		Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

Balance, June 30, 2010	68,150,888	$681,500	$38,744,900	$(42,907,200)	$-	$(3,480,800)

Stock issued upon conversion of debt	3,000,000	30,000	170,000			200,000

Equity of consolidated subsidiary			237,900			237,900

Fair value of options issued			248,500		(181,600)	66,900

Fair value of stock issued under employment agreements	1,700,000	17,000	108,000			125,000

Net loss				60,400		60,400

Balance, June 30, 2011	72,850,888	728,500	39,509,300	(42,846,800)	(181,600)	(2,790,600)

Stock issued upon conversion of debt	2,765,694	27,658				27,658

Fair value of stock issued under employment agreements	1,700,000	17,000	108,000			125,000

Fair value of warrants issued for services			60,000			60,000

Deferred compensation amortization					48,080	48,080

Net income				34,775		34,775

Balance, June 30, 2012	77,316,582	$773,158	$39,677,300	$(42,812,025)	$(133,520)	$(2,495,087)

Odyssey Pictures Corporation

Consolidated Statement of Cash Flows

	Years Ended June 30,
	2012	2011
Cash flows from operations

Net income (loss)	$34,775	$60,400
Earnings from discontinued operations, net	-	(221,500)

Net earnings (loss) from continuing operations	34,775	(161,100)

Adjustment to reconcile net loss to net cash flows from operating activities:
Minority interest in net earnings	-	713,700
Excess carrying value of renegotiated payables	(68,829)	(715,800)
Amortization of deferred compensation	48,072	66,900
Depreciation and impairment	2,160	30,900
Stock-based compensation expense	60,000	-
Expenses paid by the issuance of common stock	(125,000)	375,000
Change in value of derivatives	73,070	-

Changes in operating assets and liabilities:

Accounts receivable	(122,752)	(7,400)
Prepaid expenses	55,608	(41,800)
Deferred income	(225,200)	(429,800)
Payables to related parties and affiliates	(182,434)	(174,300)
Accounts payable and other	820,910	(22,600)

Net cash provided by (used for) operating activities	370,380	(366,300)

Cash Flows from investing activities

Purchases of equipment	(8,850)	-
Investment in production inventory and equipment	(792,174)	(254,300)
Proceeds from sale of assets	-	600,500

Net cash used provided by (used for) investing activities	(801,024)	346,200

Cash flows from financing activities

Loan proceeds	435,500	71,700
Payments made on long-term debt	(11,000)	(35,000)
Payments made on settlements and judgments	-	(30,000)

Net cash provided by financing activities	424,500	6,700

Net increase (decrease) in cash	(6,144)	(13,400)
Cash, beginning of period	6,500	19,900

Cash, end of period	$356	$6,500

The accompanying notes are an integral part of these financial statements.

ODYSSEY PICTURES CORPORATION

BACKGROUND AND

Significant Accounting Policies

June 30, 2012

The Company

Organizational Background: Odyssey

Pictures Corporation (“Odyssey” or the “Company”), formerly known as Communications and Entertainment Corp., was formed in December 1989 as a holding Company. At such time, the Company had no material assets. In September 1990, Double Helix Films, Inc. (“Double Helix”), a producer of low budget films, and Odyssey Entertainment Ltd. (“OEL”), an international film distribution Company, were merged with wholly owned subsidiaries of the Company (the “Mergers”). Subsequent to the Mergers, each of Double Helix and OEL became a wholly owned subsidiary of the Company. In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s. In 2011 Odyssey acquired the remaining 50% interest in FilmZone, a previously inactive LLC. FilmZone owned a domain rights portfolio that was sold to entities owned or controlled by one of our directors in 2011.

Significant Accounting Policies

Principles of Consolidation

The Companying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. The Companying consolidated financial statements of Odyssey Pictures include the accounts of Odyssey Pictures and its majority-owned joint venture. Significant inter Company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Hierarchy

ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB’s intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

3. Income Taxes

We have adopted ASC 740, Accounting for Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits.

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

4. Commitments:

Leases

The Company leases its office space. Rent expense was $30,923 each for the years ended June 30, 2012 and 2011 respectively. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments are as follows:

2012	$30,923
2013	$23,192
$54,115

Employment Agreements

As of July of 2001, Mr. Foster served as President and was voted as Chairman and CEO by the Board of Directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30, 2003 and each year thereafter. From the years, 2004 through 2006, Mr. Foster’s salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007.

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

Discharge of Debt

In fiscal year 2012, we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2012	2011

Excess carrying value of settled obligations	$-	$(8,081)
Related accrued interest	29,624	192,000
Obligations deemed barred by statute of limitations	60,000	160,000
	$89,624	$343,919

5. Stockholders’ Equity:

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

On April 15, 2012 we issued 4,000,000 warrants as consideration for services. The warrants are exercisable at $0.04 and expire April 15, 2017. We estimate the value of these warrants to be $30,000 using the Black-Scholes option pricing model with inputs as described in our financial statements.

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

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2012-2011 were a volatility of 200% and 213% , common stock value of $0.078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

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

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

Options outstanding at June 30, 2010	400,000	$0.10
Granted	4,000,000	$0.00
Exercised	0	$0.00
Lapsed	0	$0.10
Options outstanding at June 30, 2011	4,400,000	$0.86	1.8	$0
Granted	8,000,000	$0.04
Exercised	0	$0.00
Lapsed	(400,000)	$0.10
Options outstanding at June 30, 2012	12,000,000	$0.34	4.1	$0
Options exercisable at June 30, 2012	10,000,000	$0.11	4.2	$0

6. Stock Options and Warrants (continued)

Summary of Option Activity (continued)

The following table summarizes the status of the Company’s aggregate warrants as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.50	10,000,000	$0.11	50.0	10,000,000	$0.11
$ 0.51-$ 1.00	2,000,000	$1.50	48.0	0	$0.00
Total Shares	4,400,000			10.000,000

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

9. Results of Operations and Management’s Plans

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the Company has embarked on an aggressive capital campaign and has been in development for determining it’s most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and broadcast and DVD markets. Since July 2001, new management as embarked on a program to reverse the unfavorable results, by significantly reducing overhead and taking steps to rebuild revenues. The Company’s operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company’s principal office is located in Plano, Texas, and as of June 30, 2012, the Company had five full-time employees, consisting of Mr. Foster, the CEO and President, a chief operating officer, a project manager, an administrative secretary, and an office assistant. On occasion, the Company also hires professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Odyssey Pictures Corporation
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corporation as of June 30 2012 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2012 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $2.3 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
October 15, 2012

20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Odyssey Pictures Corporation
Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corporation as of June 30 2011 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyssey Pictures Corp. as of June 30, 2011 and the results of its operations, its cash flows and changes in stockholders’ deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $1.9 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

October 15 2011

/s/ Michael F. Cronin
Michael F. Cronin
Certified Public Accountant
NY, FL
Orlando, FL

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2012

Odyssey Pictures Corporation

By:	/s/ John W. Foster
John W. Foster
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John W. Foster	CEO, Chairman and President	November 27, 2012

22