Form 10-Q
period 2012-12-31
ODYSSEY PICTURES CORP
filed 2013-02-19
CIK 863061

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Non-accelerated filer (Do not check if a smaller reporting company)[  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share 77,316,582 outstanding shares as of December 31, 2012.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited	F-1
	Balance Sheets as of December 31, 2012 and June 30, 2011	F-1
	Statements of Operations for the Three Month Periods Ended December 31, 2011 and 2012 and Statement of Operations for the Six Month Periods Ended December 31, 2011 and 2012	F-2
	Statements of Cash Flows for the Six Month Periods Ended December 31, 2011 and 2012	F-3
	Notes to Interim Financial Statements	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders.	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

Signatures		7

2

Item 1. Financial Statements:

Odyssey Pictures Corporation
Consolidated Balance Sheet
(unaudited)

Assets	December 31, 2012	June 30, 2012

Current Assets
Cash & cash equivalent’s	$1,619	$356
Accounts receivable	133,443	134,852
Prepaid expenses	136,540	1,492
Total current assets	271,602	136,700

Property & equipment (net)	6,258	7,858
Capitalized production costs	1,257,215	1,068,974
Other	2,578	2,578

Total assets	$1,537,653	$1,216,110

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$249,447	$223,177
Accounts payable-related parties	78,291	80,190
Accrued interest	459,947	412,739
Other accrued expenses	1,131,255	1,145,305
Legal settlements & judgments	157,009	149,993
Current debt obligations due within one year	560,246	449,246
Debt obligations	149,176	0
Liability to issue common stock	125,000	125,000
Related party debt due within one year	876,226	0
Convertible debt derivative liability	186,670	186,670
Total current liabilities	3,973,267	2,772,320

Related parties	109,625	828,876
Reserve for loss contingencies	110,000	110,000

Stockholders’ Deficiency:
common stock-110,000,000 authorized $0.01 par value 77,316,582 issued & outstanding	773,166	773,166
Additional paid in capital	39,677,293	39,677,293
Unamortized deferred compensation	(101,488)	(133,520)
Accumulated deficit	(43,004,210)	(42,812,025)
Total Stockholders’ Deficiency	(2,655,239)	(2,495,086)

Total Liabilities and Stockholders’ Deficiency	$1,537,653	$1,216,110

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Operations

(unaudited)

	Quarter Ended Dec 31,		Six Months Ended Dec 31,
	2012	2011	2012	2011

Net Sales of services	$189,085	$450,400	$374,467	$698,800
Costs Applicable to Sales & Revenue	65,910	103,900	144,200	234,000

Gross Profit	123,175	346,500	230,267	464,800

Selling, General & Administrative Expenses	214,614	209,400	377,638	420,600
Settlements, net	0	0	455	200
Derivative valuation charges	0	61,900	0	61,900
Total Operating Expenses	214,614	271,300	378,093	482,700
Income (Loss) Before Other Income & Income Taxes	(91,439)	75,200	(147,826)	(17,900)

Other Income (Expense)
Excess carrying value of renegotiated payables	0	0	6,746	0
Interest (Expense)	(11,245)	(32,400)	(51,106)	(41,400)
Income (Loss) from continuing operation before income taxes	(102,684)	42,800	(192,186)	(59,300)
Income Taxes	0	0	0	0
Earnings (Loss) from continuing operations	(102,684)	42,800	(192,186)	(59,300)
Net Income (Loss) to Odyssey	$(102,684)	$42,800	$(192,186)	$(59,300)

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	77,316,582	72,850,888	77,316,582	72,850,888

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Six Months Ended Dec 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(192,186)	$(59,300)
Adjustments required to reconcile net loss to cash flows from operating activities:
Amortization of deferred compensation	32,032	32,000
Depreciation & impairment	1,600	900
Change in value of derivatives	0	61,900
Changes in Operating Assets & Liabilities:
Accounts Receivable	(101,286)	(22,100)
Prepaid expenses	(49,845)	9,900
Decrease in deferred income	16,016	(42,700)
Decrease in payables to affiliates	15,101	(58,000)
Accounts Payable & Other	212,580	283,000
Net cash generated by operating activities	(65,988)	205,600

Cash Flows from Investing Activities:
Investment in production inventory	(187,749)	(274,000)
Purchase of fixed assets	0	(6,600)
Net cash used by investing activities	(187,749)	(280,600)

Cash Flows from Financing Activities:
Loan proceeds	277,000	85,500
Payments made on long term debt	(13,000)	(3,000)
Payments made on settlements & judgments	(9,000)	0
Net cash used by financing activities	255,000	82,500

Net Change In Cash	1,263	7,500
Cash-Beginning	356	6,500
Cash-Ending	$1,619	$14,000

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

december 31, 2012

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended December 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was $32,032 for the six-month periods ended December 31, 2012 and 2011 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of December 31, 2012, there was approximately $101,500 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.29 years.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses, production related advances, and advances paid by affiliates. Such items totaled $187,916 at December 31, 2012. We also owe $843,251 in accrued compensation to John Foster, our current CEO.

In June, 2011 we became sole member and manager of FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this agreement is $876,226 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2013.

In January, 2011 the company executed a long term employment agreement with Mr. Foster. The term of the agreement is four years beginning retroactively at January 1, 2010 and requires an annual salary of $250,000 throughout its term. In addition to the salary component the agreement entitles Mr. Foster to receive 5 million shares of common stock immediately and 4 million options vesting in equal annual amounts at the successive anniversary dates of the agreement. Odyssey remains obligated to issue an additional 1.67 million shares to Mr. Foster and has accrued the $125,000 fair value of these additional shares as a current liability. The new agreement continues in effect until January 1, 2014.

5.	New Notes and Loans Payable:

Other Notes:

In July, 2012 we issued a promissory note. The face value and cash proceeds of the note were $100,000 and matures September 30, 2013. As security for the note, the holder was granted an Assignment and Transfer of Rights. A summary of rights so assigned and transferred is as follows:

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

An additional note was entered into with this party for $100,000, October 22, 2012 payable with interest at the rate of 10% per annum from projects in production by the company. The note caries a due date of December 31, 2012 and continues with similar negative covenants.

6.	Subsequent Events:

On February 14, 2013 Asher Enterprises, the holder of convertible notes previously entered into and disclosed elected to exercise conversion rights thereunder converting all or a portion the promissory notes into 2,891,429 shares, 3,571,429 shares and 3,571,429 shares respectively of the Company’s common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Financial Condition

During all periods included in this Quarterly Report, the Company has maintained consistent operations. As of the date of this report, the Company has had limited ongoing operations catering to a single client with services consisting of: creating brand marketing, web site design and development services, Internet broadcast development specialized graphics and online business presentation services to Company’s client and a limited numbers of its companies. These projects are managed by the Company and are completed using principally third party contract services. The revenue derived from these services has assisted the company with capital to pay legal fees to settle claims and expenditures to maintain the Company in compliance with Securities and Exchange Commission regulations such as accounting and auditing and other costs related to financial disclosure obligations.

Results of Operations for the six months ended December 31, 2011 and 2012

The Company had revenues for the six months ended December 31, 2012 of $374,467 down from $698,800 for the period ended December 31, 2011. During the six months ended December 31, 2012, the Company derived revenues from the sale of branding and image design products and fees due for media production services. The Company has traditionally derived revenues from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general and administrative expenses decreased to $377,638 for the six month period ended December 31, 2012, down from $420,600 for the comparable period in 2011.

Results of Operations for the Three months ended December 31, 2011 and 2012

Net sales of services for the three months ended December 31, 2012 and 2011 were $189,085 and $450,400, respectively, a decrease of $291,315 or 58% due to the conclusion of a single branding and services agreement. Cost applicable to sales and revenue decreased $37,990 (63.5%) to $65,910 for the three months ended December 31, 2012 from $103,900 reported for the comparable period in the prior year. The decrease in revenue of $291,315, partially offset by the $37,990 decrease in cost applicable to sales and revenue resulted in a $223,325 decrease in gross profit for the three months ended December 31, 2012, when compared with the three month period ended December 31, 2011.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses and other operating expenses increased $5,214 (2.4%) to $214,614 for the three months ended December 31, 2012 from $209,400 reported for the same period in the prior year.

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
$715,815

For the three months ended December 31, 2012 the Company reported a net loss of $102,684 compared to a profit of $42,800 the previous year, a decrease in net earnings of $145,484 This decrease in net loss is attributable to a $261,315 decrease in gross revenue.

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

Liquidity and Capital Resources

Net cash used for and provided by operating activities for the six months ended December 31, 2012 and 2011 was $(65,988) and $205,600 respectively. At December 31, 2012 and June 30, 2012, the Company reported a cash and cash equivalents balance of $1,619 and $356, respectively. Shown below is a summary of the cash flows for the six month periods ended December 31, 2012 and 2011.

	Six Months Ended December 31,
	2012	2011
Cash provided by (used for) operating activities	$(65,988)	$205,600
Cash flows used for investing activities	(187,749)	(280,600)
Cash flows provided by financing activities	255,000	82,500
Net increase (decrease) in cash	1,263	7,500
Cash, beginning of period	356	6,500
Cash, end of period	$1,619	$14,000

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

In July, 2012 we issued a promissory note. The face value and cash proceeds of the note were $100,000 and matures September 30, 2013. As security for the note, the holder was granted an Assignment and Transfer of Rights. A summary of rights so assigned and transferred is as follows:

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

An additional note was entered into with Mr. Turpin for $100,000, October 22, 2012 payable with interest at the rate of 10% per annum from projects in production by the company. The note caries a due date of 12-31-2012 and continues with similar negative covenants.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2012 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all company filings.

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

There were no sales of equity securities by the company completed during the six months ended December 31, 2012.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the six months ending December 31, 2012.

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

