Form 10-Q/A
period 2012-12-31
ODYSSEY PICTURES CORP
filed 2013-02-21
CIK 863061

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Odyssey Pictures Corporation, for the period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Additionally, we corrected a typographical error on the Subsequent Events on page F-5 where all or portion of the promissory notes converting into shares was incorrectly stated as “2,891,429”. It is now correctly stated as “6,462,858”.

2

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited	F-1
	Balance Sheets as of December 31, 2012 and June 30, 2011	F-1
	Statements of Operations for the Three Month Periods Ended December 31, 2011 and 2012 and Statement of Operations for the Six Month Periods Ended December 31, 2011 and 2012	F-2
	Statements of Cash Flows for the Six Month Periods Ended December 31, 2011 and 2012	F-3
	Notes to Interim Financial Statements	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	7
Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	8
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8
Item 3.	Defaults Upon Senior Securities	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8
Item 5.	Other Information	8
Item 6.	Exhibits	8

Signatures		10

3

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

On February 14, 2013 Asher Enterprises, the holder of convertible notes previously entered into and disclosed elected to exercise conversion rights thereunder converting all or a portion the promissory notes into 6,462,858 shares, 3,571,429 shares and 3,571,429 shares respectively of the Company’s common stock.

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

ITEM 1A.	Risk Factors

Not required for smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities by the company completed during the six months ended December 31, 2012.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to security holders for a vote during the six months ending December 31, 2012.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

a)	Exhibits

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/ John W. Foster
John W. Foster
Chairman and CEO

Date: February 21, 2013

