Form 10-Q
period 2013-03-31
ODYSSEY PICTURES CORP
filed 2013-05-20
CIK 863061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, par value $.01 per share 96,137,376 outstanding shares as of March 31, 2013.

ODYSSEY PICTURES CORPORATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements-unaudited
	Balance Sheets as of March 31, 2013 and June 30, 2012	F-1
	Statements of Operations for the Three Month Periods Ended March 31, 2013 and 2012 and Statement of Operations for the Nine Month Periods Ended March 31, 2013 and 2012	F-2
	Statements of Cash Flows for the Nine Month Periods Ended March 31, 2013 and 2012	F-3
	Statement of Stockholders’ Deficiency for the period ended March 31, 2013	F-4
	Notes to Interim Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5
Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Other Information	6
Item 5.	Exhibits	6

Signatures		7

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Odyssey Pictures Corporation

Consolidated Balance Sheet

(unaudited)

	March 31, 2013	June 30, 2012
Assets

Current Assets
Cash & cash equivalent’s	$2,421	$356
Accounts receivable	143,847	134,852
Prepaid expenses	13,693	1,492
Total current assets	159,961	136,700

Property & equipment (net)	5,458	7,858
Capitalized production costs	1,329,132	1,068,974
Other	2,578	2,578

Total assets	$1,497,129	$1,216,110

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$343,221	$223,177
Accounts payable-related parties	77,741	80,190
Accrued interest	459,372	412,739
Other accrued expenses	1,054,663	1,145,306
Legal settlements & judgments	152,009	149,993
Current debt obligations due within one year	747,422	449,246
Liability to issue common stock	125,000	125,000
Related party debt due within one year	876,226	0
Convertible debt derivative liability	0	186,670
Total current liabilities	3,835,654	2,772,321

Related parties	109,625	828,876
Reserve for loss contingencies	110,000	110,000

Stockholders’ Deficiency:
Common stock- 110,000,000 authorized $0.01 par value 96,137,376 issued & outstanding	961,374	773,166
Additional paid in capital	39,686,575	39,677,292
Unamortized deferred compensation	(85,472)	(133,520)
Accumulated deficit	(43,120,627)	(42,812,025)
Total Stockholders’ Deficiency	(2,558,150)	(2,495,087)

Total Liabilities and Stockholders’ Deficiency	$1,497,129	$1,216,110

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Operations

(unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net Sales of services	$117,813	$395,400	$492,280	$1,094,200
Costs Applicable to Sales & Revenue	66,847	121,400	211,047	355,400

Gross Profit	50,966	274,000	281,233	738,800

Selling, General & Administrative Expenses	170,677	176,300	536,315	596,900
Settlements, net	(1,090)	900	(635)	1,100
Derivative valuation charges	0	19,400	0	81,300
Total Operating Expenses	169,587	196,600	535,680	679,300
Income (Loss) Before Other Income & Income Taxes	(118,621)	77,400	(254,447)	59,500

Other Income (Expense)
Excess carrying value of renegotiated payables	(550)	0	6,196	0
Interest (Expense)	(9,245)	(9,000)	(60,351)	(50,400)
Income (Loss) from continuing operation before income taxes	(128,416)	68,400	(308,602)	9,100
Income Taxes	0	0	0	0
Earnings (Loss) from continuing operations	(128,416)	68,400	(308,602)	9,100
Net Income (Loss) to Odyssey	$(128,416)	$68,400	$(308,602)	$9,100

Basic and Diluted Net Income Per Common Share	Nil	Nil	Nil	Nil
Weighted Average Common Shares Outstanding (Basic)	85,422,889	73,953,086	79,979,238	73,215,615

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(308,602)	$9,100
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	6,196	0
Amortization of deferred compensation	48,048	48,100
Depreciation & impairment	2,400	1,400
Expenses paid by the issuance of common stock	0	(125,000)
Change in value of derivatives	0	81,200
Changes in Operating Assets & Liabilities:
Accounts Receivable	(111,746)	(95,500)
Prepaid expenses	73,002	18,600
Decrease in deferred income	16,016	(106,300)
Decrease in payables to affiliates	14,551	(52,000)
Accounts Payable & Other	233,811	467,000
Net cash generated by operating activities	(26,324)	246,600

Cash Flows from Investing Activities:
Investment in production inventory	(259,611)	(455,100)
Purchase of fixed assets	0	(6,600)
Net cash used by investing activities	(259,611)	(461,700)

Cash Flows from Financing Activities:
Loan proceeds	315,000	335,500
Payments made on long term debt	(13,000)	(3,000)
Payments made on settlements & judgments	(14,000)	0
Net cash used by financing activities	288,000	332,500

Net Change In Cash	2,065	117,400
Cash-Beginning	356	6,500
Cash-Ending	$2,421	$123,900

See notes to unaudited interim financial statements.

Odyssey Pictures Corporation

Consolidated Statement of Stockholders’ Deficiency

(unaudited)

	Stockholders’ Deficiency
	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total
Balance at June 30, 2012	77,316,582	$773,166	$39,677,292	$(42,812,025)	$(133,520)	(2,495,087)
Stock issued upon conversion of debt	18,820,794	188,208	9,283			197,491
Amortization of deferred compensation					48,048	48,048
Net Loss				(308,602)		(308,602)
Balance at March 31, 2013	96,137,376	$961,374	$39,686,575	$(43,120,627)	$(85,472)	(2,558,150)

See notes to unaudited interim financial statements.

ODYSSEY PICTURES CORP

Notes To UNAUDITED CONSOLIDATED INTERIM Financial Statements

march 31, 2013

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase 4 million shares of common stock. The compensation cost that has been charged against income for options was approximately $48,000 for the nine-month periods ended March 31, 2013 and 2012 based on the requisite service period for unvested options as of that date as well as options granted during the period. As of March 31, 2013, there was approximately $85,470 of unrecognized compensation cost related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.04 years.

4.	Related Party Transactions not Disclosed Elsewhere:

Due Related Parties: Amounts due related parties consist of corporate operating expenses, production related advances, and advances paid by affiliates. Such items totaled $187,366 at March 31, 2013. We also owe $755,251 in accrued compensation to John Foster, our current CEO.

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

5.	Conversion of debt to Common Stock:

In February and March, 2013, $58,900 of debt and $10,820 of accrued interest was converted to 18,820,794 shares of common stock. At the time of conversion the debt was carried as a derivative with a fair value of $186,671.

6.	Subsequent Events:

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the nine months ended March 31, 2013 and 2012

The Company had revenues for the nine months ended March 31, 2013 of $492,280 down from $1,094,200 for the same period ended March 31, 2012. During the period, the Company derived revenues from the sale of branding and image design products and media placement services. The Company has traditionally derived revenues from license renewals and residual payments received, the timing of which are typically paid at the discretion of the counter party and are outside the control of the Company.

Amortizable capitalized film costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred.

Selling, general and administrative expenses decreased to $536,315 for the nine months ended March 31, 2013, down from $596,900 for the comparable period in 2012 associated primarily with the decrease in gross revenues.

As of March 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

Results of Operations for the Three months ended March 31, 2013 and 2012

Net sales of services for the three months ended March 31, 2013 and 2012 were $117,813 and $395,400, respectively, a decrease of $277,589 or 70.2%. Cost applicable to sales and revenue decreased $54,553 (44.9%) to $66,687 for the three months ended March 31, 2013 from $54,553 reported for the comparable period in the prior year. The decrease in revenue of $277,589 partially offset by the $54,553 decrease in cost applicable to sales and revenue resulted in a $223,034 decrease in gross profit for the three months ended March 31, 2013, when compared with the three month period ended March 31, 2012.

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods. We expense all current costs as incurred. Selling, general and administrative expenses and other operating expenses decreased $5,623 to $170,677 for the three months ended March 31, 2013 from $176,300 reported for the same period in the prior year.

For the three months ended March 31, 2013 the Company reported a net loss of $118,621 compared to a profit of $77,400 the previous year, a decrease in net earnings of $196,021. This decrease in net loss is attributable to a $277,587 decrease in gross revenue.

As of March 31, 2013, the Company had no agreements with sub-distributors relating to distribution commitments or guarantees that had not been recognized in the statement of operations.

3

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

Liquidity and Capital Resources

Net cash used for and provided by operating activities for the nine months ended March 31, 2013 and 2012 was $(26,324) and $246,600 respectively. At March 31, 2013 and June 30, 2012, the Company reported a cash and cash equivalents balance of $2,421 and $356, respectively. Shown below is a summary of the cash flows for the nine month periods ended March 31, 2013 and 2012.

	Nine Months Ended
	March 31,
	2013	2012
Cash provided by (used for) operating activities	$(26,324)	$246,600
Cash flows used for investing activities	(259,611)	(461,700)
Cash flows provided by financing activities	288,000	332,500
Net increase (decrease) in cash	2,065	117,400
Cash, beginning of period	356	6,500
Cash, end of period	$2,421	$123,900

The Company continues to fund operation through revenues, trade payables, the issuance of stock and the proceeds of short term borrowings.

In July 2012 we issued a promissory note with a face amount of $100,000 which matures September 30, 2013. As security for the note, the holder was granted an assignment and transfer of right. A summary of those rights is as follows:

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

4

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of March 31, 2013.

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

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

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

5

Changes in Internal Controls

We have also evaluated our internal control for financial reporting and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on March 31, 2013.

On June 30, 2006 the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006. In the reported period, the Company has entered into subsequent negotiations in this matter. Is has made some initial payments toward the settlement of this claim which it expects to conclude in the coming fiscal year.

The Company is subject to other legal proceedings that arise in the ordinary course of its business and from prior management activities. Other than as previously disclosed, in the opinion of present management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

ITEM 1A.	Risk Factors

Not required for smaller reporting companies.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of the Company’s Equity Securities during the nine months ended March 31, 2013.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Other Information

None

ITEM 5.	Exhibits

a)	Exhibits

31.1*	Section 302 Certification By Chief Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY PICTURES CORPORATION

/s/ John W. Foster
John W. Foster
Chairman and CEO

May 20, 2013

7