Form 10-K
period 2013-06-30
ODYSSEY PICTURES CORP
filed 2014-09-08
CIK 863061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ODYSSEY PICTURES CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	0-18954	95-4269048
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock on June 30, 2013, was approximately $675,183 (based on the mean between the closing bid and asked prices of the Common Stock on such date), which value, solely for the purposes of this calculation, excludes shares held by Registrant’s officers and directors and affiliates as reported herein in the amount of 23,302,752 shares. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant.

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

As of March 31, 2014 there were outstanding 105,880,234 shares of Odyssey Pictures Corporation’s common stock, par value $.01 per share (the “Common Stock”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

Beginning in the fiscal year ended June 30, 2008, the Company began selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies. These projects are managed by the Company and are completed using principally third party contract services. To the extent that the Company relies on outside vendors, there is no assurance that acceptable vendors will remain available to enable the Company to continue to offer these services as part of its business offering however, to the extent they are available, the Company expects to expand this line of business in addition to film, digital delivery technologies, finance, marketing and other related businesses.

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

As a next step in its business development, the Company has been selling branding services, web site design and development services and graphics and online business presentation services to a limited numbers of companies on a contract basis. These projects are managed by the Company and are completed using principally third party contract services. The Company’s delivery of services on a contract basis allows it to receive revenues throughout the production and delivery of the service rather than waiting until final product delivery.

The delivery of web site design, development and content services, as well as hosting platform design services, allows the Company to initiate development of its own proprietary platform, now the beginning stages, at the same time that it is providing these services for customers.

Our business has a new focus and generally falls into the following categories:

1. Service Representation. Our Company contracts with a client to organize and administer a new campaign for their image, branding, marketing, and general awareness of their product, media materials including all forms of recorded media, and defining methods of distribution specific to that particular client’s needs represented by a services agreement with the client. Our Company engages with the client and receives a fee in consideration for the proposed duration of time, the amount of man hours that are going to be devoted in order to build the various campaigns that are required, and formulates a budget based on new materials that have to be generated in order to penetrate the clients markets.

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

The Company has positioned itself to create a reliable system for the end user that matches the impact from which many high profile companies were very successful in establishing the experience of high-quality media delivery. This includes having the ability in-house to store and secure content and makes content accessible to expanding markets such as digital theaters, pay per view, and video on demand, and downloads including mobile on demand and interactive technology such as short code technology and instant access response. With this new platform in the forefront of Odyssey’s new developments, we have found it necessary to expand into other areas of content reproduction such as live events, prerecorded concerts, educational and learning programs, and customizing related technology to client-specific needs and future affiliated organizations in other areas of content provision.

3. Odyssey has also become involved with development and delivery of intellectual property products. Current products in development and distribution include: Wide Blue Yonder with Lauren Bacall, Brian Cox and James Fox, Tony Elwood’s Cold Storage, Hank the Cow Dog – the Movie, Hermie and Friends and Gerbert. The Company expects that the future of the business would rely on certain technological advancements at the forefront of digital distribution and delivery. The Company believes that it is prudent to develop products such as system infrastructure design, website design with video interface, online support systems, special secure coding, as well as developing social media networking applications and marketing tools. These elements, now embedded into the management and operations of the Company, will become known as “Proprietary Management Systems” and are unique to the media and media processing venues that capitalize on current market interest and will be valuable in the very near future. Certain applications to this new service would include branding, image design, corporate and graphic presentation matters such as logos, logo colors, logo statements in various templates from which new business systems will be redesigned and developed for numerous business applications over the Internet and broadcast.

Included in the Company’s web based product development and distribution products is Push’n Post’s snAPP social network management application just coming to market.

Overall, the Company has positioned itself to not only support additional product and media within its own structure, but also engage other affiliates and related companies into cross-marketing and promotion for expanded media projects on several levels, including interactive media.

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

The business of providing content over the Internet is experiencing rapid growth and is characterized by substantial technological changes. Moreover, there are new and varying well-established companies entering into the same fields. Many of these companies have financial, technological, promotional and other resources that are much greater than those available to us and could more effectively use or adapt to current technology changes, or are able to purchase technology to provide a service directly competitive with the Company. Rapidly changing financial markets in our industry and the present economic outlook are not favorable for the Company to have ready-access to capital in order to offset such market interference from competitors. New digital markets and ever-changing technologies require the Company to compete, bid and successfully market for licensing rights and maintain a strong and consistent level of sub-distributor and client relationships in its on-going efforts and enter into potentially volatile markets that it has to afford to remain competitive in over the long term.

We will greatly rely on our strategic relationships to assist us in capitalizing on new digital transmission services with digital download and multi-faceted broadcast capabilities along with the affordability to maintain our position in these markets.

Operations

The Company’s operations have been greatly reduced as a result the restructuring of the Company by management. The Company’s principal office is located in Plano, Texas (see “Properties”) and, as of June 30, 2013, the Company had five full-time employees, consisting of Mr. John Foster, the CEO and President of the Company, Ralph Boral, COO, along with an administrative assistant and a Project Manager and an office assistant in the Plano office. The Company is fortunate to have been able to use some of its board members, along with a past board member, to help in areas where it could not afford full-time personnel. The Company also supports intern programs from time to time where college students can work at the offices on a part-time basis for college credit. Additional staff is planned in the administrative, accounting, technological interests and sales areas, either on a commission or contract basis.

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

ITEM 2. PROPERTIES.

During the reported period, the Company conducted its operations out of leased premises at 2321 Coit Rd. Suite E, Plano, Texas, consisting of approximately 2,500 square feet. Rent expense for each of the fiscal years through end of term at March 31, 2016, is as follows:

June 30, 2013	$30,923
June 30, 2014	$31,152
June 30, 2015	$31,377
March 31, 2016	$24,552

ITEM 3. LEGAL PROCEEDINGS.

Watson, Farley and Williams v. Odyssey Pictures Corp., Gold Leaf Pictures, Belgium, Johan Schotte, Chardonnay Enterprise Ltd, and A Hero From Zero N.V. Complaint filed April 30, 2001, New York Supreme Court, New York County, for balance owing for services rendered from the period beginning 1997 through to April of 2001 to all named defendants. Odyssey has answered this complaint, although it was not notified until August 10, 2001 denying its position in the named defendants. Odyssey contends that it did, in fact, pay any and all outstanding related legal bills related to the Plaintiff’s corporate involvement. Odyssey offered a settlement in 2002, however, no response has been made from the Plaintiff on this matter as of the close of business on June 30, 2013.

On June 30, 2006, the Company entered into a settlement agreement with ThorFilms, LLC. as to claims of each, whereby the Company agreed to make payment of $100,000 to ThorFilms, LLC prior to December 30, 2006. In the reported period, the Company has entered into subsequent negotiations in this matter. It has made initial payments toward the settlement of this claim which it expects to conclude in the coming fiscal year.

The Company is subject to other legal proceedings that arise in the ordinary course of its business and from prior management activities. Other than what is disclosed above, it is the opinion of management that the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

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

Common Stock

Fiscal 2012	High	Low
First Quarter	$.09	$.07
Second Quarter	.09	.04
Third Quarter	.08	.045
Fourth Quarter	.04	.007

Fiscal 2013	High	Low
First Quarter	$.008	$.0061
Second Quarter	.015	.006
Third Quarter	.075	.008
Fourth Quarter	.014	.004

As of June 30, 2013, there were approximately 4,243 record holders of the Company’s Common Stock.

During the year ended June 30, 2011 we issued 3,000,000 shares of our common stock upon the conversion of $129,244 in notes payable. We also issued 1.7 million shares to Mr. Foster pursuant to the terms of his employment agreement. The shares were recorded at the agreement date fair values of $200,000 and $125,000, respectively. With an additional 1,700,000 shares issued to Mr. Foster, Odyssey remains obligated to issue an additional 1.6 million shares to Mr. Foster. Under the employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

During the year ended June 30, 2013, the Company issued 28,563,652 shares of common stock in settlement of existing obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for years ended June 30, 2013 and 2012

For the years ended June 30, 2013 and 2012, we reported sales of $512,314 and $1,270,609, respectively, a decrease of $758,295, or 60%.

Cost applicable to sales and revenue decreased $216,401 to $276,035 (44%) for the year ended June 30, 2013 from $492,436 reported for the year ended June 30, 2012. Gross profit decreased $541,894 (70%) to $236,279 for the year ended June 30, 2013 from $778,173 reported for the prior fiscal year. This $541,894 decrease results from the $758,295 decrease in sales, partially offset by the $216,401 decrease in cost applicable to sales & revenue. The $216,401 decrease in cost applicable to sales & revenue is primarily attributable to decreases of approximately $159,000 and $87,000 in brand and other marketing costs and trade shows and other production costs, respectively, partially offset by an increase in other direct costs of $30,000. For the years ended June 30, 2013 and 2012, the gross profit percentage increased to 54% from 39%, a percentage point increase of 15%.

For the years ended June 30, 2013 and 2012, we reported total operating expenses of $622,824 and $780,416, respectively, a decrease of $157,592, or 20%. This decrease is primarily attributable to the $77,490 decrease in selling, general and administrative expenses (“SG&A”) and $81,328 decrease in derivative valuation charges, originally incurred in connection with a convertible debt derivative liability. For the years ended June 30, 2013 and 2012, we reported SG&A expenses of $621,598 and $699,088, respectively, a decrease of $77,490 (11%). The decrease in SG&A is primarily attributable to decreases of approximately $72,400 and $28,675 in travel related expenses and other general corporate expenses, respectively, partially offset by an increases of approximately $24,000 for compensation related costs. For the years ended June 30, 2013 and 2012, we reported a loss before other income and expenses of $386,545 and $2,243, an increase in net loss of $384,302 (42%).

Amortizable capitalized film inventory costs related to revenues on licensees and the receipt of payments on residuals have been fully amortized or impaired in prior periods.

For the years ended June 30, 2013 and 2012, we reported interest expense of $95,596 and $31,911, respectively, an in increase of $63,685. We recognized the full discount as interest expense in the current period.

We invest in development of certain technologies we are involved in which will create revenue in the future. This software and technology is considered an asset without amortization until the revenue is recognized. Capitalized costs are recognized after actual production and design have begun. The Company accounts for its software development costs in accordance with ASC 985-20. Our product consists of a social media tool that allows for unique transmission of video segments and email marketing campaigns with analytics to aid in the client’s communication with customers and link access to various products and services they sell. Feasibility of this product was established first from customer research, which was treated as a direct expense prior to production, and our development began through a planned effort to cater to the needs of similar customers who will pay a fee and a subscription base depending upon our pricing structure and their needs. Software development costs, along with applicable overhead allotments and related costs are capitalized until the product is available for general release to customers. These costs will be amortized using the straight-line method over the estimated economic life of the product which is estimated to be three years from market entry. The Company will continue to evaluate and determine continued feasibility and the economic life of the product based upon changes, enhancements and growth in this particular social networking field. The Company anticipates that servicing multiple clients using social media networking on term service or membership arrangements will prove to be a valuable niche in this changing market, creating a significant revenue model into its revenue profile in the near future. As of the end of June 30, 2013, the Company had an accumulated capitalized development investment in the amount of $442.762, which is included on the balance as part of capitalized production costs.

We also produce feature film and television product for eventual broadcast. We recognize costs for our productions and our marketing under ASC 926-20-25 where capitalization of film costs include all direct negative costs incurred in the physical production of a film, as well as allocations of preproduction, production overhead and capitalized interest (in accordance with Topic 835, as applicable). Examples of direct negative costs include costs of story and scenario; compensation of cast, directors, producers, extras, and miscellaneous staff; costs of set construction and operations, wardrobe, and accessories; costs of sound synchronization; rental facilities on location; and postproduction costs such as music, special effects, and editing. Our activity in film production is considered an investment in Intellectual Properties to create future revenues by direct exploitation, sale and/or licensing of various rights (such as theatrical, DVD, Television, Cable, Internet and digital access) for the company. The investment in our intellectual property is marketable (has a readily available price) and is used for our trade and is “available for sale” by the company at a certain date in the future, when ready for delivery and access to the markets.

According to rules for impairment under ASC 926-20-25, management periodically will review and revise each project’s realized revenue and cost estimates. These could result in a change in the rate of amortization of film costs and participations and residuals and/or write-down of all or a portion of the unamortized costs of the program to its estimated fair value. Once a project is in the market to be available for exploitation, accumulated asset values for each project are amortized and residual costs are accrued to direct operating expenses in the proportion that current year’s revenues. Total costs at the beginning of exploitation is expected to be recognized from exploitation, exhibition or sale of each project over a period not to exceed ten years from the date of initial release.

Another way we evaluate whether an asset is impaired is to see if its general carrying amount or cost of holding is greater than its theoretical cost of sale. In this case, there would be cause for impairment and the asset shall be expensed accordingly. As of the end of June 30, 2013, the Company had an accumulated production and development investment in the amount of $825,376 and $76,019 respectively as noted in Other Assets, Production Advances of $1,383,724.

In 2012 and 2013, we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2013	2012

Excess carrying value of settled obligations	$1,401	$-
Related accrued interest	-	29,624
Obligations deemed barred by statue of limitations	-	39,305
	$1,401	$68,929

As a result of the above discussion of our operations for the years ended June 30, 2013 and 2012, we reported net loss of $480,740 and net income of $34,775, respectively, a decrease in earnings of $525,515. For the year ended June 30, 2012, earnings of $34,775 included the excess of carrying value of renegotiated payables of $68,929, compared to $1,401 reported for the year ended June 30, 2013. Neither of the two amounts significantly affected the net income (loss) per share reported for the years ended June 30, 2013 and 2012.

Liquidity and Capital Resources

At June 30, 2013, the Company had an accumulated deficit of $43,292,764. Liquid assets at June 30, 2013 consisted primarily of cash and cash equivalents of $2,094. Current liabilities exceed current assets by $3,782,420. Historically, we have financed our business through cash generated by ongoing operations, trade payables, proceeds from sales of common stock to third party investors, short-term borrowings, and advances from related parties. Our access to capital is limited to obtaining small loans with short maturities, and the issuance of our common stock to settle existing obligations with third parties willing to accept common stock as a form of payment. Cash increased $1,738 to $2,094 at June 30, 2013 from $356 reported at June 30, 2012. This increase is the result of the following:

Net loss	$(480,740)
Adjustments to reconcile net loss to net cash	81,351
Changes in operating assets and liabilities	413,602
Net cash provided by operating activities	14,213
Investing activities	(320,450)
Financing activities	307,975
Net increase in cash	$1,738

Cash provided by operating activities for the year ended June 30, 2013 was approximately $14,213, comprised of net loss of $480,740, noncash reconciling adjustment of $81,351, and changes in operating assets and liabilities of $413,602.

Noncash reconciling adjustments include excess carrying value of $1,401, amortization of deferred compensation of $76,750, depreciation and amortization of $3,200.

The $413,602 change in operating assets and liabilities is primarily attributable to an increase in prepaid expenses of $83,883 and accounts payable of $444,175, partially offset by decreases in accounts receivable of $406,089 and payables to affiliates of $8,387.

Cash used in investing activities of $320,450 represents funds expended for production inventory. Cash provided by financing activities was approximately $307,875, comprised of loan proceeds of $334,975, partially offset by payments made against long-term debt of $13,000 and payments made against settlements and judgments.

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

There is substantial doubt about the Company’s ability to continue as an ongoing business due to a continued working capital deficiency as substantiated by the financial statements in this report. It should be noted that this working capital deficiency is 50%, which is comprised of debt to related parties. Although, the Company has been consistently profitable with positive cash flows during these past nine fiscal quarters, and we continue to expand into other markets, we cannot guarantee or ensure present activity as a future trend. Should the Company experience an interruption in the current services that it provides its captive client, or our market activity does not result in expanded revenue resources, we would be required to seek alternative financing and raise additional funds to finance operations in order to remain a going concern. If this were the case, we might not be able to timely and effectively receive positive response to new capital needs and, if we do, we are not assured that the terms of any financing would be affordable or advantageous to continued operations.

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

As of October 26, 2011, Odyssey Pictures Corporation finalized a Securities Purchase Agreement dated October 17, 2011 (the “Agreement”), in connection with the issuance of an 8% convertible note of the Corporation, in the aggregate principal amount of $53,000.00 (the “Note”), convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note, along with an irrevocable letter agreement with Interwest Transfer Co., Inc., the Corporation’s transfer agent, with respect to the reserve of shares of common stock of the Corporation to be issued upon any conversion of the Note at a 40% discount to the latest three-day trading price; the issuance of such shares of common stock in connection with a conversion of the Note; and the indemnification of Interwest Transfer Co., Inc. for all loss, liability, or expense in carrying out the authority and direction contained in the irrevocable letter agreement. Additional extensions of $32,500 and $27,500 were made under comparable terms and conditions on November 22, 2011 and February 12, 2012, respectively.

The notes were classified as derivative instruments due to a 42% discount to fair value conversion rate formula. The conversion formula results in a potential conversion to a number of shares of common stock that is not fixed or determinate. Shares will be converted at Market Price. “Market Price” represents a discount rate of 42% of the average of the lowest three trading prices for the Common Stock of the Company during the ten trading day period prior to the conversion date. Accordingly, the convertible debt instruments have been accounted for as derivative instruments and recorded at fair value. From the period of February 12. 2013 to March 5, 2013, the Company issued 28,563,652 shares of Class A Common stock at an applicable conversion price ranging from .0035 to .0028. Asher Enterprises converted $100,000 of its remaining notes as paid in full. The Asher note allows a debt conversion after six (6) months at a conversion price equal to the lowest closing bid price ten (10) trading days prior to the conversion date. As of June 30, 2013 the adjustment to the fair value exceeded the face value of the notes by $81,300 and resulted in a derivative carrying value of $186,670. All note conversions were within the terms of the agreement.

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

2. Special Purpose Working Capital Loan Agreement: provides for payment of 10% of the commissions earned from distribution of film rentals and licensing derived from all products the Company exploits and earns in the ordinary course of its operating business for 10 years from date. This revenue interest in commissions is payable within 30 days of receipt. Turpin is entitled to have paid against principal revenues collected pursuant to the Working Capital Loan Agreement as and when received. The minimum consideration for this loan is $40,000 in net revenues on or before September 30, 2012. In addition, it provides for the assignment of a security interest in certain properties owned by the Company including “Wide Blue Yonder” and “Gerbert.”

3. Common Stock Purchase Warrant giving Turpin the right to purchase four million shares of common stock of the Company at a price of $0.04 per share until April 15, 2017.

As of April 30, 2012, the Company entered into a Secured Loan Transaction with Jack A. Turpin (“Turpin”) for the loan to the Company of $100,000 due with interest and fees September 30, 2012 consisting of the following agreements:

1. Promissory Note in the Amount of $100,000 due September 30, 2012 together with: 10% of the earned and collected commissions earned from distribution of film rentals and licensing derived from all products the Company exploits and earns in the ordinary course of its operating business for 10 years from date. This revenue interest in commissions is payable within 30 days of receipt. Turpin is entitled to have paid against principal revenues collected pursuant to the Working Capital Loan Agreement as and when received. The minimum consideration for this loan is $20,000 in net revenues on or before September 30, 2012. The Note is secured by an assignment of 90% of the revenues from the project known as “Gerbert,” which revenues will be used to repay the note, as well as the assignment of a current account receivable in the amount of $150,000.

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

Commitments and Capital Expenditures

The Company had no material commitments for capital expenditures as of June 30, 2013.

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

Revenue Recognition

We earn revenue under “Branding & Services” agreements that provide for a monthly licensing fee. Revenue is recognized under the guidance of SAB Topic 13.A. In this case, the monthly revenue is recorded on a straight line basis over the term of the agreement.

We also earn revenue from Services for production for work performed on each production and by charging a fee and we invoice on a contract basis. We may also charge consulting fees for services. Under ASC 605 and also SAB Topic 13.A, this revenue is recognized as incurred since evidence of an arrangement exists which requires an advance fee and is non-refundable upon commencement and is deemed collectible. All services have been rendered and are considered earned at the time.

Additionally, the Company receives commissions from licensing and sales of each project in the market we represent. Under this classification, and according to ASC 925, delivery does not occur for revenue recognition purposes until the license term begins with the client and after the Company has been granted the right to exploit and sell the product in a client’s market. Accordingly, revenue is recognized if the licensed product is physically delivered to the client and the license term has begun, revenue should not be recognized prior to inception of the license term. In the case of multiple deliveries of product, then based on our assessment of the relative fair value of the rights to exploit each product we allocate a fee to each product and revenue is recognized as each license period commences. Proportionate revenue is allocated on a title-by-title basis, based on the Company’s assessment of the relative fair value of each title. If there is not a published valuation of fees or allocations for each product, then the allocation is based on management’s best estimate of the selling price.

Stock Based Compensation

We will account for employee stock-based compensation costs in accordance with ASC 718, Share-Based Payments, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC Topic 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A. INTERNAL CONTROLS AND PROCEDURES.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the chief executive officer and the principal accounting officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s chief executive officer and principal accounting officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to the lack of sufficient personnel to assure segregation of duties and lack of a GAAP accounting professional on staff. Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure completeness of all Company filings.

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

Our management, with the participation of the chief executive officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation, our Company’s chief executive officer and principal accounting officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to the following: Company’s disclosure controls and procedures were not effective as of June 30, 2013 due to the lack of sufficient personnel to assure segregation of duties and the lack of a GAAP accounting professional on staff.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company for the reported period are as follows:

Name	Age	Position
John W. Foster	60	Director, Chairman of the Board and CEO/President
Henrik Ljung	33	Director
Stefan Drakelid	60	Director, Vice Chairman of the Board
Frank Saran	57	Director
Ralph Boral	53	Director, COO

Set forth below is information regarding the business experience of the current Directors and executive officers of the Company

Mr. John Foster has been an independent financial consultant and analyst specializing in turnaround situations and management restructuring in specific industries including the entertainment and communications industry. He has extensive background in information systems and data processing, and worked as a consultant and investment advisor in determining strategies of financing and investments in motion picture projects for investors, distributors and producers. He has added experience in working with restructuring of companies, particularly in the areas of media and marketing. He has worked as a turnaround manager in his past experience. It is for this reason that, in January of 2000, Mr. Foster was asked to become active with the company by prior management in need of special assistance by referral. Mr. Foster served as interim president of the Company from January 2000 through June 2000, and was formally working in the position of president from that time. His contract was extended and he is currently serving as chairman, president and CEO of the Company during the reported period.

Mr. Henrik Ljung is a founding partner of Ampezzo Partners, LLP a private equity fund specializing in growth stage online media & marketing businesses. He was previously CEO of Siguiente Capital AB, a private investment firm. Mr. Ljung has a background in finance and structure of special transactions for refinancing and in seeking outside equity capital resources. He has been working closely with Mr. Drakelid for a number of years and was elected, upon Mr. Drakelid’s recommendation, to afford his time as a director to asset in planning and formulating directions and necessary changes for the future growth of the company. Having been associated with several startups and incubation efforts, his position as a director greatly adds to the needed support of the board. He has a Masters Degree in Management from St. Andrews with earlier studies at the Lubin School of Business and the Universite de la Sorbonne.

Mr. Stefan Drakelid holds an LL.M. degree from the University of Lund, Sweden. He has specialized in economics, taxation law and legal issues relating to entertainment since 1981, acting as consultant and co-partner/investor in Scandinavia, Great Britain and the United States. He is an advisor to Siguiente Capital AB, a venture capital Company in Sweden. Mr. Drakelid has been a key component in structuring target assets for the company and he has a background in film and TV financing which adds advisory elements to the board as well as assisting the company in added business opportunity through his other businesses and acquaintances in the finance and media markets. He has made numerous introductions and developed financial bridge loans to assist the company in changing economic times. Further, he has targeted assets for acquisition and has aided in bringing them into the company.

Mr. Frank Saran received a Bachelor of Science degree in Business in 1979 from Eastern Illinois University. He was previously with Merrill Lynch and subsequently Shearson, Lehman. He has been an investor in media related companies and has known and worked in various outside consulting and advisory capacities since 1990. Mr. Saran has known Mr. Foster for a number of years as an advisor to outside financing and expertise in planning and direction. He was asked to join the board to fill a vacant seat from a prior board member and has the time and know-how to assist and advise with organizing and planning for the company’s future interests.

Mr. Ralph Boral, as a director and chief operating officer of the Company was formerly vice president of finance and operations of Name Dynamics, Inc. Prior to that he was general manager of Glueworks Animation as well as formerly CFO of Film Foundry, the parent Company of Glueworks Animation. He has been a senior producer for Fox News, director of finance for NBC News Channel and business manager for NBC News. His knowledge of production and business in the media markets adds to the potential of the board in seeking outside resources in projects, productions and finance. His overall knowledge of the industry and management skills has assisted us in the day to day operations of the company. He has a Bachelor of Arts degree from Queens College in Communications.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than 10% stockholders are required by the Commission’s regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended June 30, 2013, the Company’s officers, directors and greater than 10% stockholders did comply with filing requirements under section 16(a) except for disclosure provided in the Company’s 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer of the Company, the only compensated executive officer as of June 30, 2013. Other significant employees would not be required to be included in the table due to the fact that such employees were not executive officers of the Company at the end of the most recently completed fiscal year:

Change in
Pension
					Non-Equity	Value and
					Incentive	Nonqualified
					Plan	Incentive
	Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation	Total
Year	($)	($)	($)	($)	($)	($)	($)	($)
2013	$250,000	$-	$-	$-	$-	$-	$-	$250,000
2012	250,000	-	-	-	-	-	-	250,000

Mr. Foster has deferred a portion of his salary. As of June 30, 2013, Mr. Foster was owed $772,251 up from $719,251 due him as of June 30, 2012. There was no other compensation for the years ending June 30, 2013 and 2012.

Options/Stock Appreciation Rights:

Outstanding Equity Awards as of the fiscal year end are noted in the table as follows:

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awareds:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan Awards:					Number of	Value of
			Awards				Market	Unearned	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares	Shares, Units
	Securities	Securities	Securities			Shares or	Shares of	Units,	or Other
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock	That Have	That Have
	Options	Options	Unearned	Exercise	Expiration	Have Not	That Have	Not	Not
	Exercisable	Unexercisable	Options	Price	Date	Vested	Not Vested	Vested	Vested
Name	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Foster	1,000,000			$0.25	12/31/2013
	1,000,000	-	-	0.50	12/31/2014	-	-	-	-
	1,000,000	-	-	1.00	12/31/2015	-	-	-	-
	1,000,000	-	-	2.00	12/31/2016	-	-	-	-

There were no stock options and stock appreciation rights (“SARs”) granted to executive officers during the fiscal year ended June 30, 2013. Under a new employment agreement with Mr. Foster, we issued 4,000,000 options. Exercise prices are staggered and range from $0.25 to $2.00. One million options vest each successive anniversary date and expire three years from the date of vesting.

Stock-based compensation expense for all stock-based payment awards made to employees and directors is measured based on the grant-date fair value of the award as conformed through ASC topic 718. The Company estimated the fair value of each share-based award using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award.

The Company does not have a Stock Option Plan; however, it provided for the granting of stock options at an exercise price not less than fair market value of the stock on the date of the grant and with schedules and time frames as determined and allowed by the Board of Directors. No new options could be granted without such approval from the Board.

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Value Table

Note: No bonus has been paid or distributed in the past four fiscal quarters of this reporting period or fiscal 2013.

Director Compensation

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending meetings of the board of directors. There have been no distributions of Stock to the Board Members as of the end of June 30, 2013 and for the same period ending June 30, 2012.

The Director Compensation Tables for the fiscal year end is as follows:

Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	In Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

John Foster	$-	$-	$-	$-	$-	$-	$-
Stefan Drakelid	-	-	-	-	-	-	-
Frank Saran	-	-	-	-	-	-	-
Henrik Ljung	-	-	-	-	-	-	-
Ralph Boral	-	-	-	-	-	-	-

Compensation Agreements, Termination of Employment and Change-in-Control Arrangements:

As of July of 2001, Mr. Foster served as president and was voted as chairman and CEO by the board of directors. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 and each year thereafter. A portion Mr. Foster’s salary has gone unpaid and remains payable by the Company as of the end of June 30, 2009 and 2010. Mr. Foster has previously waived a portion of his salary. As of June 30, 2013 Mr. Foster currently owed $772,251.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of common stock, as of May 31, 2013, by each person known by the Company to be the beneficial owner of more than 5% of the common stock, each director and executive officer, and by all directors and executive officers of the Company as a group.

Name of		Shares	Percentage
Beneficial		Beneficially	of
Owner	Status	Owned	Class

John W. Foster	Director, President, and CEO	3,402,000	3.21%

Stefan Drakelid	Director	8,864,350	8.37%

Frank Saran	Director	961,000	Less than 1%

Henrik Ljung	Director	100,000	Less than 1%

Ralph Boral	Director and COO	-	-

Robert Miller	Shareholder	4,089,167	3.86%

Erik Pregreus	Shareholder	5,986,235	5.65%

All Executive Officers, Directors and Affiliates		23,402,752	22.00%

Equity Compensation Plan Information:

The following table summarizes information about the Company’s equity compensation plan as of the end of this fiscal year.

Equity Compensation Plan Information
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Directors

John W. Foster	Director, Chairman, President and CEO
Stefan Drakelid	Director, Vice Chairman
Frank Saran	Director
Henrik Ljung	Director
Ralph Boral	Director

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a Company owned by John Foster, our current president: At June 30, 2013 advance payments were made for July travel totaling $1,813. Texas Media Management also acts on behalf of the Company as paying agent. Amounts transferred to Texas Media Management in 2013 and 2012 in such capacity amounted to $230,070 and $445,500 respectively. These amounts also included 100% of Mr. Foster’s salary, allowances, reimbursements, market expenses advanced, required advances per agreement, and related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales: Our “Branding & Services” agreements with Unilistings UK resulted in no revenue transactions for the year ended June 30, 2013 and $718,788 in revenue transactions for the year ended June 30, 2012. Unilistings is a Company owned or controlled by a director of the Company. The director controls approximately 8.86 million shares of our outstanding common stock, or about 8.4% as of June 30, 2013.

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a Company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2012. During 2013 we were billed $56,636 for current services ($75,783 in 2012) and paid amounts due of $281,000 resulting in a balance of $164,448 at June 30, 2013.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June 2011 the Company reached an agreement to repay the distributions and discontinue the FilmZone business. Under the terms of this agreement, $828,876 is due June 30, 2014.

Discontinued Operations: In 2011, FilmZone sold its sole asset, a portfolio of domain rights, to two entities controlled by Mr. Drakelid. Rock Solutions purchased certain domain rights for $330,905 and TNO Venture Management acquired the balance of the portfolio for $269,547. All amounts due under the agreements were paid in full at June 30, 2012. The proceeds were offset by the basis of $378,904, which resulted in a gain of $221,548.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees: The Company’s principal accountant has billed for Audit services $9,500 for the Year ended 2012 and $9,500 for the Year ended 2013.

(2) Audit Related Fees: None

(3) Tax Fees: None

(4) All Other Fees: None

PART IV (REVISED FILE)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) (1)		Financial Statement and Financial Statement Schedules
The financial statements and schedules listed in the index to Consolidated Financial Statements on Page F-1 through F-15, which are incorporated herein by reference, are filed as part of this 10K
(A) (2)		Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as a part of this report
3.1		Articles of Incorporation, as amended through June 30, 1995 (1)
3.2		Amendments to Articles of Incorporation filed in March and June, 1996(8)
3.3		Amendment to Articles of Incorporation filed in January, 1997 (9)
3.4		By-laws (1)
3.5		Articles of Incorporation, as amended through December 15, 2004
4.3		Form of Common Stock Certificate (1)
4.4		Form of options granted of officers, directors and 5% stockholders (2)
4.8		Form of Common Stock Purchase Warrant by and between the Company and officers, directors, employees and consultants of the Company for warrants issued from the fiscal year ended June 30, 1996 to current date.
10.35	[1]	Promissory Note with JL Media Services LLC dated January 15, 2001
10.56	[1]	Settlement agreement with Thor Films dated June 30, 2006
10.57	[1]	Promissory Note in the amount of $134,100 dated May 31, 2007
10.58	[1]	Branding and Services Agreement with Unilistings dated January 1, 2008
10.59	[1]	Lease for office premises at 2321 Coit Rd., Suite E, Plano, Texas dated February 1, 2008
10.61	[1]	FilmZone Master Services Agreement dated December 15, 2008
10.65	[1]	Employment Agreement with John Foster, dated January 1, 2010
10.66	[1]	FilmZone Domain Name Purchase and Transfer Agreement dated April 30, 2010
10.67	[1]	FilmZone Membership Interest Assignment dated June 1, 2010
10.68	[1]	Promissory note from FilmZone to Unilistings, BV dated July 1, 2010
10.69	[1]	Settlement agreement with Distinct Web Creations dated February 7, 2011
10.70	[1]	Partnership agreement with Push ‘N Post, Inc. dated May 6, 2011
10.71	[1]	Convertible Promissory Note with Asher Enterprises, Inc. incorporated in the Form 8-K filed 10-18-11.
10.72	[1]	Convertible Promissory Note with Asher Enterprises, Inc. 11-22-11.
10.73	[1]	Employment Agreement with Ralph Boral, dated December 1, 2011
10.74	[1]	Convertible Promissory Note with Asher Enterprises, Inc. 2-2-12.
10.75	[1]	Promissory Note in the amount of $200,000 dated April 1, 2012
10.76	[1]	Purchase warrant dated April 15, 2012
10.77	[1]	Promissory Note in the amount of $100,000 dated May 1, 2012
10.78	[1]	Purchase warrant dated May 15, 2012
10.79	[1]	Promissory Note to Siguiente Capital SA dated July 31, 2012
10.80	[1]	Promissory Note in the amount of $50,000 dated August 22, 2012
10.81	[1]	Promissory note to Stefan Drakelid dated January 15, 2013
21.1	[1]	Subsidiaries of the Registrant (3)
31.1	[1]	Officer’s Certification Pursuant to Section 302 (14)
32.1	[1]	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

[1] Incorporated herein by reference to the Company’s Annual Report on form 10K for the fiscal year ended June 30, 2012 and 2013

Odyssey Pictures Corporation

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Odyssey Pictures Corporation

Plano, TX

I have audited the accompanying balance sheets of Odyssey Pictures Corporation and its subsidiaries (the “Company”) as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2013 and 2012, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in financial statement notes, the Company has a $3.8 million working capital deficiency. The Company may not have adequate readily available resources to fund operations through June 30, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Terry L. Johnson CPA
August 20, 2014

Odyssey Pictures Corporation
Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
Assets

Current Assets
Cash & cash equivalent’s	$2,094	$356
Accounts receivable	144,438	134,852
Prepaid expenses	2,812	1,492
Total current assets	149,344	136,700

Property & equipment (net)	4,658	7,858
Capitalized production costs	1,383,724	1,068,974
Other	2,578	2,578
Total assets	$1,540,304	$1,216,110

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$327,444	$223,177
Accounts payable-related parties	54,823	80,190
Accrued interest	494,617	412,739
Other accrued expenses	1,240,764	1,145,306
Legal settlements & judgments	135,993	149,993
Current debt obligations due within one year	560,246	449,246
Debt obligations	116,651	-
Liability to issue common stock	125,000	125,000
Related party debt due within one year	876,226	-
Convertible debt derivative liability	-	186,670
Total current liabilities	3,931,764	2,772,321

Related parties	109,625	828,876
Reserve for loss contingencies	110,000	110,000

Stockholders’ Deficiency
common stock-110,000,000 authorized $0.01 par value 105,880,234 issued & outstanding	1,058,803	773,166
Additional paid in capital	39,679,646	39,677,292
Unamortized deferred compensation	(56,770)	(133,520)
Accumulated deficit	(43,292,764)	(42,812,025)
Total stockholders’ deficiency	(2,611,085)	(2,495,087)

Total liabilities and stockholders’ deficiency	$1,540,304	$1,216,110

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation

Consolidated Statements of Operations

	Years Ended June 30,
	2013	2012

Net Sales of services	$512,314	$1,270,609
Costs Applicable to Sales & Revenue	276,035	492,436
Gross profit	236,279	778,173

Selling, General & Administrative Expenses	621,598	699,088
Settlements, net	1,226	-
Derivative valuation charges	-	81,328
Total Operating Expenses	622,824	780,416
Income (loss) before other income & income taxes	(386,545)	(2,243)

Other Income (Expense)
Excess carrying value of renegotiated payables	1,401	68,929
Interest (Expense)	(95,596)	(31,911)
Income (Loss) from continuing operation before income taxes	(480,740)	34,775
Income Taxes	-	-
Earnings (loss) from continuing operations	(480,740)	34,775

Net Income (loss) to Odyssey	$(480,740)	$34,775

Basic and diluted net income per common share	$(0.005)	$0.000

Weighted average common shares outstanding (basic)	87,513,617	77,315,800

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation

Consolidated Statements of Stockholders’ Deficiency

	Common Stock
	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total

Balance, June 30, 2011	72,850,888	$728,508	$39,509,292	$(42,846,800)	$(181,600)	$(2,790,600)

Stock issued upon conversion of debt	2,765,694	27,658				27,658
Amortization of deferred compensation					48,080	48,080
Fair value of warrants issued for services			60,000			60,000
Fair value of stock issued under employment agreements	1,700,000	17,000	108,000			125,000
Net income				34,775		34,775

Balance, June 30, 2012	77,316,582	773,166	39,677,292	(42,812,025)	(133,520)	(2,495,087)

Stock issued upon conversion of debt	28,563,652	285,637	2,354			287,991
Amortization of deferred compensation					76,750	76,750
Net loss				(480,740)		(480,740)

Balance at June 30, 2013	105,880,234	$1,058,803	$39,679,646	$(43,292,765)	$(56,770)	$(2,611,086)

The accompanying notes are an integral part of these financial statements.

Odyssey Pictures Corporation

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(480,740)	$34,775
Adjustments required to reconcile net loss to cash flows from operating activities:
Excess carrying value of renegotiated payables	1,401	(68,829)
Amortization of deferred compensation	76,750	48,072
Depreciation & impairment	3,200	2,160
Expenses paid by the issuance of equity securities	-	(65,000)
Change in the of value of derivatives	-	73,070
Changes in Operating Assets & Liabilities:
Accounts Receivable	(106,089)	(122,752)
Prepaid expenses	83,883	55,608
Decrease in deferred income	-	(225,200)
Decrease in payables to affiliates	(8,367)	(182,434)
Accounts Payable & Other	444,175	820,910
Net cash generated by operating activities	14,213	370,380

Cash Flows from Investing Activities:
Investment in production inventory	(320,450)	(792,174)
Purchase of fixed assets	-	(8,850)
Net cash used by investing activities	(320,450)	(801,024)

Cash Flows from Financing Activities:

Loan proceeds	334,975	435,500
Payments made on long term debt	(13,000)	(11,000)
Payments made on settlements & judgments	(14,000)	-
Net cash used by financing activities	307,975	424,500

Net change in cash	1,738	(6,144)
Cash-beginning	356	6,500
Cash-ending	$2,094	$356

Supplemental disclosure:
Payables & accruals settled by issuance of stock	$-	$6,700
Conversion of debt to common stock	$287,990	$159,000

The accompanying notes are an integral part of these financial statements.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 1 – Description of Business and Corporate Information

Organization

Odyssey Pictures Corporation (“Odyssey” or the “Company”) was formed as a holding company in December 1989. The Company was formerly known as Communications and Entertainment Corp. At such time, the Company had no material assets. In September 1990, Double Helix Films, Inc. (“Double Helix”), a producer of low budget films, and Odyssey Entertainment Ltd. (“OEL”), an international film distribution Company, were merged with wholly owned subsidiaries of the Company (the “Mergers”). Subsequent to the Mergers, each of Double Helix and OEL became a wholly owned subsidiary of the Company. In June 1991, the Company sold Double Helix and thereafter began to focus on the distribution of motion pictures in overseas markets as its primary business. The Company has been engaged to operate in the entertainment industry, specifically, in connection with the development, production, marketing and distribution of films and DVD’s. In 2011, Odyssey assumed management if the remaining 50% interest in FilmZone form its other member, a previously inactive LLC. FilmZone received the domain rights portfolio from the member that was sold to entities owned or controlled by one of our directors in 2011.

Accounting period

The Company has adopted an annual accounting period of July through June.

Note 2 – Summary of Significant Accounting Policies

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

Non-Controlling Interest

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Revenue Recognition

We earn revenue under a three year “Branding & Services” agreement that provides for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement.

We also earn revenue from Services for production for work performed on each production and by charging a fee and is billed on a contract basis. We may also charge consulting fees for services.

Additionally, the Company receives commissions from licensing and sales of each project in the market we represent.

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

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates

Fair Value Measurements

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

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

Earnings per Common Share

We have adopted the provisions of ASC 260, Earning per Share . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

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

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

Contingent Liabilities (continued)

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

Reclassification of Expenses

Certain expense items reported for the year ended June 30, 2012 were reclassified to conform to their classification as reported for the year ended June 30, 2013.

Recent Accounting Pronouncements

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal year 2013. We adopted ASU 2011-08 during the first quarter of fiscal year 2013 for our annual impairment test, which occurs in the first quarter of our fiscal year. The adoption did not have any impact on our financial position, results of operations or cash flows.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted ASU 2011-05 in our first quarter of fiscal year 2013, and applied it retrospectively. We elected to report comprehensive income as a separate, but consecutive statement to net income. The adoption of ASU 2011-05 did not have any impact on our financial position, results of operations or cash flows.

Note 3 – Revenues & Economic Dependency

The Company continues to earn revenue under several “Branding & Services” agreements that provide for a monthly licensing fee. Revenue is recognized monthly on a straight line basis over the term of the agreement. Revenues recognized under these agreements were $-0- and $718,788 for the years ended June 30, 2013 and 2012, respectively, and represented 0% and 57% of all revenues reported for the years ended June 30, 2013 and 2012, respectively.

During the year ended June 30, 2013, the Company recognized revenue from several additional sources, expanding from solely recognizing revenue from “Branding and Services” agreements. Some of these additional sources of revenue were generated from the company’s long-standing relationships with other film and TV producers and suppliers in the various markets the company services.

During the year ended June 30, 2013, the Company began to recognize income from other areas of its business:

1.	Services for production: Fees earned for providing various stages of production and post-production services in all media it is either engaged in or contracted for. This revenue is billed on a contract basis and is earned when received. For the period ending June 30, 2013, the company services from production was $105,257 representing 20% of its total reported gross revenues.

2.	Fees from production: The Company charges a fee for its producer services in new production. For the period ending June 30, 2013, the company earned fees from production in the amount of $300,269 representing 58% of its total reported gross revenues.

3.	Consultation in research and development of certain technologies that the company is currently undertaking.. For the period ending June 30, 2013, the company earned fees from consultation and development in the amount of $5,409 representing less than 1% of its total reported gross revenues.

4.	Commission from licensing and sales: The Company receives commissions from its sales efforts in the international markets it attends as well as the placement of film, TV and other media projects in certain markets. For the period ending June 30, 2013, the company earned fees from commission and licensing in the amount of $101,380 representing 20% of its total reported gross revenues.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 4 – Notes and Loans Payable:

As of June 30, 2013, we owe $500,000 to approximately three unsecured note holders. The notes vary in amounts and interest rates and range from $30,000 to $300,000. Interest rates average about 8%. We are within terms on the notes.

In June, 2011, we became the sole member in FilmZone, LLC and agreed to repay distributions received from FilmZone in excess of our allocable portion of 2011 profits. The total due under this combined agreement was $876,226 and has a current balance after adjustments in the amount of $828,876 and is recorded as a note payable to related parties. The note accrues interest at 3% and is due in full by June 30, 2014.

Note 5 – Income Taxes:

We have adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits.

We have a current operating loss carry-forward of $ 43,292,764. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

The Company is not under examination by any jurisdiction for any tax year. At June 30, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Note 6 – Commitments

Leases: The Company leases its office space. Rent expense was $30,923 each for the years ended June 30, 2013 and 2012 respectively. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments are as follows:

June 30, 2013	$30,923
June 30, 2014	31,152
June 30, 2015	31,377
March 31, 2016	24,552

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 6 – Commitments (continued)

Employment Agreements

Effective July 2001, Mr. Foster served as president, chairman of the board of directors, and CEO. He received a pay increase to $14,700 per month and his contract was extended through June 30, 2002, with a 5% increase beginning July 1, 2002 through to June 30, 2003 and each year thereafter. From the years, 2004 through 2006, Mr. Foster’s salary has principally gone unpaid and remains payable by the Company as of the end of June 30, 2008 and 2007. Approximately $100,000 of his salary was waived in calendar 2007, to which a fair market value of $36,000 was expensed by the Company. Beginning January 2008, Mr. Foster’s salary was readjusted at a rate of $6,850 monthly, and then adjusted upward in July 2008 to $9,850 monthly. He also receives a medical and life insurance allowance. In 2011, a new agreement was reached with Mr. Foster. Mr. Foster is currently owed $772,251 under this agreement.

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

Discharge of Debt

In 2013, we wrote off certain accounts payable in which no attempts at collection had been made or which we had determined were barred from collection by the Texas and New York statute of limitations. We also negotiated revised amounts and terms on a trade payable and two judgments. A summary of the amounts recognized as income from the discharge of debt is as follows:

	2013	2012
Excess carrying value of settled obligations	$1,401	$-
Related accrued interest	-	29,624
Obligations deemed barred by statute of limitations	-	39,305

	$1,401	$68,929

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 7 – Stockholders’ Equity:

Common Stock

We are currently authorized to issue up to 110,000,000 shares of $ 0.01 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Effective January 1, 2011 and retroactive to January 1, 2010, the Company granted John Foster option to purchase four million shares of common stock. The compensation cost that has been charged against income for options was $48,100 for the year ended June 30, 2012, based on the requisite service period for unvested options as of that date as well as options granted during the period. As of June 30, 2013, there was approximately $133,500 of unrecognized compensation cost related to non-vested options.

On April 15, 2012, we issued 4,000,000 warrants as consideration for services. The warrants are exercisable at $0.04 and expire April 15, 2017. We estimate the value of these warrants to be $157,000 using the Black-Scholes option pricing model with inputs as described in our financial statements.

On May 15, 2012, we issued 4,000,000 warrants as consideration for services. The warrants are exercisable at $0.04 and expire May 15, 2017. We estimate the value of these warrants to be $157,000 using the Black-Scholes option pricing model with inputs as described in our financial statements.

Conversion of debt to Common Stock: In February and March, 2013, $287,990 of accrued interest and debt was converted into 28,563,652 shares of common stock. At the time of conversion, the debt was carried as a derivative with a fair value of $186,671.

Note 8 – Stock Options and Warrants

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

The Company used the Black-Scholes option pricing model in valuing the warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at June 30, 2013-2011 were a volatility of 200% and 213%, common stock value of $0.0078 and a risk free interest rate of 4.4%. A table summarizing the assumptions for each year presented is as follows:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2013	1.4%	0.0%	213.0%	36-48 mos.
2012	4.4%	0.0%	200.0%	36-48 mos.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements
June 30, 2013

Note 8 – Stock Options and Warrants (continued)

The following table provides summary information on the various warrants issued by us in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current weighted average exercise prices of such warrants.

	All Plan & Non-Plan Compensatory Type Options
	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

Options outstanding at June 30, 2011	4,400,000	$0.10

Granted	8,000,000	$0.94

Exercised	0	$0.00

Lapsed	(400,000)	$0.10

Options outstanding at June 30, 2012	12,000,000	$0.34	4.1	$0

Granted	0	$0.00

Exercised	0	$0.00

Lapsed	0	$0.00

Options outstanding at June 30, 2013	12,000,000	$0.34	3.1	$0

Options exercisable at June 30, 2013	11,000,000	$0.19	3.1	$0

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements

June 30, 2013

Note 8 – Stock Options and Warrants (continued)

The following table summarizes the status of the Company’s aggregate warrants as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price
$ 0.01- $ 0.50	10,000,000	$0.11	38.0	10,000,000	$0.11
$ 0.51-$ 1.00	2,000,000	$1.50	36.0	1,000,000	$1.00
Total Shares	12,000,000			11,000,000

Note 9 – Assumption of FilmZone, LLC and Discontinued Operations

In the year ending June 30, 2011, due to the managing member entering into a cancellation of its membership interest, the company became the sole member and recipient of the remaining proceeds to collect from prior transactions not under its control earlier. Upon final collections, and by the end of June 30, 2011, FilmZone discontinued its operations and consolidated in the company financial statements. The company may still use the brand name for future licensing of film and TV rights. FilmZone, through the contribution of the former member, entered into an arrangement to pay its related portion in a note amounting to $876,226 of which adjustments to revenue resulted in the amount of $828,786. The assumed revenues and contracts resulted in a contributed gain of $221,548 as of June 30, 2011.

Pursuant to the above, due to the nature of the asset, the only way to determine a valuation was the amount of the receivable assumed and the company had no actual involvement in the transaction and does not have a required disclosure as to a fair market value determination.

Note 10 – Related Party Transactions not Disclosed Elsewhere

Prepaid Expenses: Amounts carried as prepaid expenses are advances paid to Texas Media Management, a company owned by John Foster, our current president. At June 30, 2013 advance payments were made for July travel totaling $1,813. Texas Media Management also acts on behalf of the company as paying agent. Amounts transferred to Texas Media Management in 2013 and 2012 in such capacity amounted to $230,070 and $445,500 respectively. These amounts also included 100% of Mr. Foster’s salary, allowances, reimbursements, market expenses advanced, required advances per agreement, and related obligatory commitments for which Mr. Foster may have been a guarantor.

Sales: Our “Branding & Services” agreements with Unilistings UK resulted in $718,788 in revenue in 2012. Unilistings is a company owned or controlled by a director of the company. The director controls approximately 8.864 million shares of our stock or about 8.5% as of June 30, 2013. Through FilmZone we generated $708,000 in revenue in 2011. The revenue was generated through three agreements with entities controlled by Stefan Drakelid, a member of the Board of Odyssey and beneficial owner of approximately 8% of our common stock.

ODYSSEY PICTURES CORPORATION

Notes to Financial Statements

June 30, 2013

Note 10 – Related Party Transactions not Disclosed Elsewhere (continued)

Due Related Parties: Amounts due related parties consist of corporate loans and advances paid or incurred in previous years due to JL Media, a Company owned or controlled by John Foster. The total of such items due was $389,463 at June 30, 2012. During 2013 we were billed $56,636 for current services ($75,783 in 2012) and paid amounts due of $281,000 resulting in a balance of $164,448 at June 30, 2013, which is included on the balance sheet under other accrued expenses.

During 2011, Odyssey received distributions from FilmZone in excess of its allocable share of distributable net income. In June, 2011 the Company reached an agreement to repay the distributions and discontinue the FilmZone business. The amount due under this agreement is $876,226 with a current balance after adjustments in the amount of $828,876 as noted on the Company’s balance sheet under “related parties” and is due June 30, 2014.

Discontinued Operations: In 2011, FilmZone sold its sole asset, a portfolio of domain rights, to two entities controlled by Mr. Drakelid. Rock Solutions purchased certain domain rights for $330,905 and TNO Venture Management acquired the balance of the portfolio for $269,547. All amounts due under the agreements were paid in full at June 30, 2011. The proceeds were offset by the basis of $378,904 resulting in a gain of $221,548.

Note 11 – Results of Operations and Management’s Plans:

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company must achieve and sustain a profitable level of operations with positive cash flows and must continue to obtain financing adequate to meet its ongoing operation requirements. To offset these factors, the company has embarked on an aggressive capital campaign and has been in development for determining it’s most effective method of exploiting recently acquired film rights and re-establishing its contacts in the foreign and broadcast and DVD markets. Since July 2001, new management as embarked on a program to reverse the unfavorable results, by significantly reducing overhead and taking steps to rebuild revenues. The Company’s operations have been greatly reduced as a result of the restructuring of the Company by new management. The Company’s principal office is located in Plano, Texas and as of June 30, 2013, the Company had Four full-time employees, consisting of Mr. Foster, the CEO and president, a chief operating officer, an administrative secretary, and an office assistant. The Company also hires on occasion, several professionals in sales on a contract and commission basis. These professionals are located in our major market areas of Los Angeles and Europe. Additional staff is planned in the administrative and sales areas, the latter of whom may be commission or contract basis.

Note 12 – Subsequent Events:

During the period beginning July 2013, our COO changed his location and work status due to personal reasons as well as declining business in the company. On October 15, 2013, he resigned from the board and his position as COO citing unpaid wages pursuant to an employment contract. The company offered alternatives, including payment of his health benefits throughout the end of term (to which it complied to December 31, 2013), but no additional resolution was established regarding his anticipated compensation in his absence.

On January 22, 2014, a lawsuit was filed for Fair Labor Standards Act citing, among other things, wages due under the employment contract. The lawsuit was filed against Odyssey and John W. Foster.

On March 25, 2014, both Odyssey and Foster filed a counterclaim against the former COO citing, among other things, breach of contract, failure to perform and tortious interference with Odyssey product and assets. The matters are in process of discovery.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 08, 2014

Odyssey Pictures Corporation

By:	/s/ John W. Foster
John W. Foster
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John W. Foster	CEO, Chairman and President Chief Financial Officer Chief Accounting Officer	September 08, 2014

24